Form 10-Q
period 1995-03-31
COMPUTER DATA SYSTEMS INC
filed 1995-05-15
CIK 22989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995


                          Commission file number 1-6002

                           COMPUTER DATA SYSTEMS, INC.

                 (Exact name of registrant as specified in its charter)


        MARYLAND                                              52-0882982
(State or other jurisdiction                            (IRS Employer ID No.)
of incorporation or organization)

ONE CURIE COURT
ROCKVILLE, MARYLAND                                           20850-4389
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (301) 921-7000



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No

      The number of outstanding shares of the registrant's Common Stock, par value $.10 per share, was 5,736,842 on May 8, 1995.

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the Quarter Ended
                                                                March 31


                                                        1995              1994

Revenues........................................    $57,774,600      $53,531,900

Costs and Expenses:
  Salaries, wages and employee benefits.........     36,303,900       36,858,400
  Subcontractors................................     12,423,300        8,838,600
  Travel, relocation and subsistence............        622,800          644,700
  Rental of space and equipment.................      1,352,200          848,700
  Depreciation and amortization.................        753,100          466,700
  Other operating and administrative costs......      2,751,000        2,494,700
                                                     ----------       ----------
                                                     54,206,300       50,151,800

Income from operations..........................      3,568,300        3,380,100
Interest and other income.......................         53,400           46,500
                                                      ---------        ---------
Income before income taxes......................      3,621,700        3,426,600

Provision for income taxes......................      1,385,800        1,309,500
                                                      ---------        ---------

Net Income......................................    $ 2,235,900      $ 2,117,100
                                                     ==========       ==========

Net Income Per Common Share.....................    $       .38      $       .35
                                                     ==========       ==========

Dividends per Common Share......................    $       .05      $       .05
                                                     ==========       ==========


The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                       For the Nine Months Ended
                                                               March 31
                                                       1995             1994

Revenues........................................   $163,973,900     $153,858,600

Costs and Expenses:
  Salaries, wages and employee benefits.........    103,961,800      107,831,400
  Subcontractors................................     35,016,600       23,180,700
  Travel, relocation and subsistence............      1,786,700        1,678,900
  Rental of space and equipment.................      3,275,200        2,362,100
  Depreciation and amortization.................      2,197,800        1,420,600
  Other operating and administrative costs......      9,287,200        8,693,700
                                                    -----------      -----------
                                                    155,525,300      145,167,400

Income from operations..........................      8,448,600        8,691,200
Interest and other income.......................        297,600          148,800
                                                    -----------      -----------
Income before income taxes......................      8,746,200        8,840,000

Provision for income taxes......................      3,409,100        3,328,700
                                                    -----------      -----------

Net Income......................................   $  5,337,100     $  5,511,300
                                                    ===========      ===========

Net Income Per Common Share.....................   $        .90     $        .93
                                                    ===========      ===========

Dividends Per Common Share......................   $        .10     $        .10
                                                    ===========      ===========



The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                           Consolidated Balance Sheets




                                                         March 31,      June 30,
                                                           1995           1994
Assets                                                  Unaudited       Audited

Current Assets:
  Cash and temporary cash investments..............   $ 6,885,400   $ 8,182,100
  Trade accounts receivable........................    47,380,400    42,197,400
  Deferred income taxes............................       738,700       738,700
  Income tax refunds receivable....................       151,400       188,700
  Prepaid expenses and deposits....................     1,354,100     1,271,100
                                                       ----------    ----------
      Total Current Assets.........................    56,510,000    52,578,000

  Long-term investments............................     1,343,400     1,303,600
  Intangible assets................................     1,840,200     1,559,000
  Land, building and equipment.....................    21,751,300    21,090,500
  Other assets.....................................       847,300       764,800
                                                       ----------    ----------
      Total Assets.................................   $82,292,200   $77,295,900
                                                       ==========    ==========
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities.........   $15,210,100   $12,312,000
  Note payable.....................................                   1,600,000
  Accrued wages and related benefits...............    15,794,400    12,735,500
  Income taxes payable.............................        24,700
                                                       ----------    ----------
      Total Current Liabilities....................    31,029,200    26,647,500

Long-Term Liabilities:
  Note payable.....................................                   4,533,300
  Deferred compensation............................     3,579,600     3,414,200
  Deferred income taxes............................       425,700       427,800
                                                       ----------    ----------
      Total Long-Term Liabilities..................     4,005,300     8,375,300

Shareholders' Equity:
  Common Stock, par value $.10.....................       572,400       569,000
  Capital in excess of par value...................     5,925,700     5,564,200
  Retained earnings................................    40,759,600    36,139,900
                                                       ----------    ----------
      Total Shareholders' Equity...................    47,257,700    42,273,100

      Total Liabilities and Shareholders' Equity...   $82,292,200   $77,295,900
                                                       ==========    ==========


The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                          COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                                March 31

                                                           1995          1994

Net Income                                             $ 5,337,100  $ 5,511,300

Adjustments to reconcile to net cash provided by operating activities:

  Depreciation and amortization.......................   2,197,800    1,420,600
  Loss on disposal of equipment.......................      18,500        7,400
  Interest on long-term investments...................     <53,000>     <35,800>
  Deferred income taxes...............................      <2,100>     <69,000>
  Deferred compensation...............................     178,600      140,300
  Equity in partnership...............................     <25,100>       8,700

Net cash provided by <used in> changes in operating assets and liabilities:

  Trade accounts receivable...........................  <5,183,000>   4,489,900
  Income tax refunds receivable.......................      37,300       13,900
  Prepaid expenses and deposits.......................     <83,000>    <304,200>
  Accounts payable and accrued liabilities............   3,082,700      117,700
  Accrued wages and related benefits..................   3,058,900    3,326,900
  Income taxes payable................................      24,700     <391,000>
                                                         ---------   ----------

Net cash provided by operating activities                8,589,400   14,236,700

Cash flows from investing activities:

  Capital expenditures................................  <2,540,000>  <3,205,100>
  Proceeds from sale of equipment.....................       4,400        6,500
  Partnership distributions...........................      42,500
  Purchase of intangible assets.......................    <640,100>    <189,500>
  Purchase of long-term investments...................    <171,400>
  Purchase of other assets............................     <82,500>
                                                         ---------    ---------

Net cash <used in> investing activities                 <3,387,100>  <3,388,100>

Cash flows from financing activities:
  Payments on long-term debt..........................  <6,133,300>  <1,200,000>
  Cash dividends......................................    <571,600>    <506,800>
  Exercise of stock options...........................     219,100      730,800
  Payment of deferred compensation....................     <13,200>     <68,600>
                                                         ---------    ---------
Net cash <used in> financing activities                 <6,499,000>  <1,044,600>

Net increase <decrease> in cash and cash equivalents    <1,296,700>   9,804,000

Cash and cash equivalents at beginning of period         8,182,100      101,200
                                                         ---------    ---------
Cash and cash equivalents at end of period             $ 6,885,400  $ 9,905,200
                                                        ==========   ==========


The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1995




A.    COMPUTATION OF EARNINGS PER SHARE

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                 Average Number of Shares Outstanding

      March 31, 1995                              March 31, 1994

        5,898,029                                    5,907,804



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations

                 March 31, 1995 vs March 31, 1994 - Nine Months

      Revenues for the nine months ended March 31, 1995 were $163,973,900, an increase of 6% from the prior year's volume of $153,858,600. The increase resulted primarily from the Department of Education contract and growth on several contracts in the Professional Services Group partially offset by the completion of two large Professional Services Group contracts.

      Costs and expenses rose at a slightly higher rate than the increase in revenues. This was primarily the result of corporate investments in software development, marketing and implementation of Centers of Expertise initiatives.

      Income from operations was $8,448,600 compared to $8,691,200 in the prior period. The decrease was attributable to the increased costs noted above and lower margins in the initial phases of new contracts in the Processing Services Group.

      Interest and other income increased due principally to a one-time gain of $115,000, on the unwinding of an interest rate swap associated with the note payable, repaid in September 1994.

      The provision for income taxes increased due to higher federal and state tax rates applied to the lower income level.

      Net income was below last year's comparable period primarily due to the lower operating operating income and higher tax rates.

             March  31, 1995 vs March 31, 1994 - Quarter to Quarter


      Revenues of $57,774,600 for the quarter ended March 31, 1995 increased 8% from the prior year's quarter of $53,531,900. This increase was due to the new contracts noted above and the resolution of certain fixed price tasks and other contract matters.

      Costs and expenses increased at a similar rate. The increase was attributable to the continuing investments noted above offset in part by the recovery of previously expensed protest-related legal costs.

      The increase in income from operations resulted from resolution of the contract matters noted above and the recovery of the aforementioned protest costs, combined totalling approximately $1.6 million.

      Interest and other income increased due to higher interest rates on available investment funds.

      The provision for income taxes increased due to higher operating income.

      Net income increased due to the higher operating income.


                       Comparison of Financial Condition

                    March 31, 1995 Compared to June 30, 1994

      Total assets increased by $4,996,300 compared to the June 30, 1994 balance. Working capital decreased by $449,700 since June 30, 1994. The changes are primarily due to the net income for the nine months being retained in the business, offset by the cash dividends paid during the nine months and the September 1994 repayment of the $6,133,300 term loan.

      Capital expenditures are expected to be approximately $5,000,000 for fiscal year 1995, including approximately $2,500,000 in support of the Argentina contract. Capital expenditures on the Argentina contract are expected to total $8,000,000. The expenditures are expected to be financed through internal resources and available bank lines of credit.


                         PART II  --  OTHER INFORMATION

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            On March 1, 1995 the registrant filed a Current Report on Form 8-K pursuant to Item 5 thereof, reporting the award of a subcontract for the Department of Energy as part of the settlement of all litigation arising from its protest of a previously awarded contract.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on May 15, 1995.


                                       COMPUTER DATA SYSTEMS, INC.


                                    By       /s/ Wyatt D. Tinsley
                                       ------------------------------
                                                Wyatt D. Tinsley
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)