Form 10-K405
period 1995-06-30
COMPUTER DATA SYSTEMS INC
filed 1995-09-28
CIK 22989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 1995
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

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of class)

      Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X      NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      The aggregate market value of the voting stock held by non-affiliates of the Company at September 1, 1995 was $53,698,622, based on the closing price of $10.25 per share. As of that date, 5,737,842 shares of Common Stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT                                        PART OF 10-K

Portions of the Definitive Proxy Statement
filed pursuant to Regulation 14A                    Part III, Items 10-13

                                     PART I


ITEM 1.           BUSINESS

Principal Services Rendered
---------------------------

            Computer Data Systems, Inc. (the "Company"), was incorporated in the State of Maryland in 1968. The Company provides information technology services and products including system integration, software engineering/re-engineering, development and maintenance, data base support, data center management and processing services, and telecommunications engineering. The Company's products include CASE tools as well as financial and accounting, debt management, loan and mortgage processing, and biometric identification systems. The Company's 3,400 employees serve a wide array of government and private industry customers with information technology expertise, systems, and products. The Company provides information technology solutions on more than 100 current contracts from 21 office locations.

            The Company's operations are concentrated in two business segments. Information with respect to such business segments may be found in Note 9 to the Company's Consolidated Financial Statements.

            Of these business segments, the larger Professional Services Group primarily markets its expertise in software programming and network engineering to those federal government agencies that demand highly technical information technology solutions. The Company's Professional Services Group applies proven information technology to design, implement, and operate data center facilities, networks, imaging systems, interactive databases, automated biometric identification tools, and information management and reporting systems.

            The Company's Data Processing Support Services Group provides financial systems and services to include debt collection, pension trust fund support, loan processing, cash management, mortgage servicing, and fulfillment systems and services. In addition, this group markets the Company's proprietary software packages and CASE re-engineering tools. The group's suite of CASE tools enhances the development and maintenance of COBOL programs and increases operational reliability and maintainability. The Data Processing Support Services Group also operates a modern data center, which services the information processing requirements, both mainframe and client-server, of numerous federal and commercial clients. Data center services include the full range of associated technical support: LAN administration, system and data security, data integrity, user training, office automation support, hotline support, and courier services.

            Recent awards include new contracts with the Resolution Trust Corporation, the New York Higher Education Services Corporation, and the Naval Air Systems Command. In addition, the Company reached a settlement with the Department of Energy and another contractor pursuant to which the Company will continue to provide approximately 50% of the previous support levels on the new contract.

            In March 1995, the Company's Argentine subsidiary along with the prime contractor NetStar S.A., was awarded a contract with the Banco Social de Cordoba to automate the state-owned Quinela lottery. However, after successfully completing acceptance testing on the prototype and investing $11 million in hardware and software development in the contract, a decree was issued by the outgoing Governor of Cordoba on his last day in office effectively cancelling all work on the contract and reopening the bidding process from the initial receipt of proposals. An appeal has been made to the new Governor to reconsider the decree and reinstate the contract. The prime contractor and the Company have joined efforts to protest vigorously the cancellation of the contract. No determination as to the resolution of the contract or recovery of the costs can be made at this time.

            During the past year, the Company lost the reprocurements of the General Services Administration Central Zone and Department of Justice Immigration and Naturalization contracts. Each contract generated approximately $18-19 million in annual revenues. The Company completed performance on these contracts in October 1994 and September 1995, respectively.

            Most contracts are awarded on the basis of competitive bidding, and are generally structured as time-and-materials, cost-plus-fixed-fee, fixed-price, or unit-price contracts. Such contracts include specific objectives and performance periods ranging upwards of several years.

            Under time-and-materials contracts, the Company receives a fixed hourly rate intended to cover salary costs attributable to work performed under the contract, including related expenses and a specified profit margin. Under cost-plus-fixed-fee contracts, the Company is reimbursed for allowable costs and is paid a negotiated fee. Under fixed-priced and unit-priced contracts, the Company bears the risk of increased or unexpected costs and benefits if its costs are lower than estimated. Key factors in the award of such contracts have been technical expertise, past performance, and pricing.

Market and Competition
----------------------

            A substantial number of companies offer information technology services and products that overlap and are competitive with those offered by the Company. These include: (1) companies that offer one or more information technology services as a main line of their business; (2) computer manufacturers who offer the same information technology services as adjunct technical support for their equipment or as separate functions; and (3) companies primarily engaged in other businesses that also outsource their information technology facilities, services and expertise.

            The Company has many competitors in each of the areas in which it does business. Some of its competitors are large, diversified firms having substantially greater financial resources and larger technical staffs than the Company. The primary competitive factors in the market are technical qualifications, management performance, and price. Greater emphasis on value rather than simply price considerations has been noted in recent contract awards.

            While the federal market for the Company's services is projected to grow 5-8% annually, increasing federal regulation, continuing competition for qualified technical personnel, and narrow profit margins are characteristic of this highly competitive industry. In recent years, the trend toward consolidation of existing contracts and an emphasis on fixed-price contracts has grown. Economic uncertainty and federal budget pressures continued to affect the marketplace in 1995.

Dependence on Government Contracts
----------------------------------

            The Company's business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. The Company's contracts are not subject to renegotiation of profits. In the event of termination for convenience, the Company would be reimbursed for the costs of terminating the contract.

            In fiscal year 1995, professional services sales to the General Services Administration and the Department of Energy were $89,117,600 (40%) and $46,160,400 (21%) respectively. Data processing support services revenues from the Department of Education was $25,642,500 (12%) in fiscal year 1995. In fiscal year 1994, professional services sales to the General Services Administration, and Department of Energy were $82,837,900 (40%) and $48,491,600 (24%), respectively. In fiscal year 1993, professional services sales to the Department of Energy, General Service Administration, and Department of Justice were $48,676,300 (27%), $72,467,400 (40%) and $19,489,000 (11%), respectively.

Backlog
-------

            As of June 30, 1995, the Company had a funded backlog of approximately $179,998,200 compared to $165,310,500 as of June 30, 1994. The Company expects that virtually all of the backlog will be fulfilled during the current fiscal year. Most contracts are subject to termination at the convenience of the government client.

Other Matters
-------------

            The Company is not materially dependent upon any raw materials for its products and holds no material patents, licenses, or franchises. However, the Company offers for license its proprietary software products: Information Engineered Financial Accounting and Reporting System (i.e. FARSTM); Debt Management and Collection System (DMCS); Cash Management System (CMS); Automated Biometric Identification System (ABIDSTM); and a suite of re-engineering tools including SCAN/COBOL, SUPERSTRUCTURE(R), RETOOL(C), COBOL-METRICS, and SLEUTH.

            The Company does not experience any seasonal variations in its levels of operations, and neither the Company nor its subsidiaries currently have any significant foreign operations.

ITEM 2.           PROPERTIES

            The Company owns its corporate headquarters building at One Curie Court, Rockville, Maryland. The 130,000 square foot facility is used by both business segments.

            The Company is a partner in a general partnership which owns a 25,000 square foot office building in California, Maryland. The building has been leased to a tenant through September 1998.

            In connection with certain professional services contracts, the Company leases general office space in the following locations: Huntsville and Montgomery, Alabama; Rosslyn, Virginia; Atlanta, Georgia; Fort Worth and San Antonio, Texas; Beavercreek, Ohio; Des Plaines, Illinois; Vicksburg, Mississippi; Pensacola, Florida; Kansas City, Kansas; St. Louis, Missouri; Denver, Colorado; Washington, D. C.; and Germantown, Maryland. The leases provide space ranging from 500 to 62,000 square feet and annual extension options concurrent with the Company's current contract performance periods.

            The Company leases a warehouse in Elkridge, Maryland for a fulfillment contract. The 100,000 square foot facility is leased through September 1995, the completion date of the contract.

            In the opinion of management, the Company's current space is adequate for its operating needs.

ITEM 3.           LEGAL PROCEEDINGS

            The Company is party to various legal proceedings arising in the normal course of its business. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's common stock, par value $.10 per share ("Common Stock") is publicly traded on The Nasdaq Stock Market's National Market ("Nasdaq") and is quoted under the symbol "CDSI."

            As of September 1, 1995, there were approximately 733 record holders of Common Stock. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company estimates that there are approximately 3,000 stockholders.

            The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock and dividends per share paid for fiscal years 1994 and 1995. On July 29, 1993, the Company declared a two-for-one stock split of its Common Stock effected as a 100% stock dividend to stockholders of record on August 23, 1993. The per share amounts and prices shown are on a post-split basis.

                      1994 - 1995                    1993 - 1994                    DIVIDENDS PER SHARE
                      -----------                    -----------                    -------------------
Quarter            High           Low             High            Low                1995           1994
-------            ----           ---             ----            ---                ----           ----
First            $14  1/4       $10  3/4        $14   1/2      $ 8   3/4            $  .05         $  .04
Second            12  1/2         8  3/4         19   1/2       11   3/4
Third             10  1/2         8  1/2         24             16   3/4               .05            .05
Fourth            11  1/4         9  1/2         21   3/4       11   3/4

            The Company has paid semi-annual dividends since 1976. The payment and amount of any future dividends will necessarily depend upon the existing conditions, including the Company's earnings, financial condition, working capital requirements, and other factors.


ITEM 6.     SELECTED FINANCIAL DATA

                             1995              1994            1993             1992             1991
                             ----              ----            ----             ----
Revenues                  $220,667,000      $205,923,300    $180,958,500     $141,698,600     $129,660,900
Costs & expenses           207,903,800       193,706,500     172,245,800      136,296,900      125,281,700
                           -----------       -----------     -----------      -----------      -----------
Income from
   operations               12,763,200        12,216,800       8,712,700        5,401,700        4,379,200
Interest and other
   income, net                 420,000           290,400          71,000          198,200           15,300
                           -----------       -----------     -----------      -----------      -----------
Income before
   income taxes             13,183,200        12,507,200       8,783,700        5,599,900        4,394,500
Provision for
   income taxes              5,132,300         4,777,800       3,276,300        2,088,800          951,200
                           -----------       -----------     -----------      -----------      -----------
Net Income                $  8,050,900      $  7,729,400    $  5,507,400     $  3,511,100     $  3,443,300
                           ===========       ===========     ===========      ===========      ===========
Net Incom per
   Common Share           $       1.36      $       1.31    $        .97     $        .64     $        .63

Dividends per
   Common Share           $        .10      $        .09    $        .08     $       .075             $.07


Total assets              $ 84,923,000      $ 77,295,900    $ 68,189,300     $ 57,665,800     $ 52,356,300

Long-term debt                              $  4,533,300    $  6,133,300     $ 10,905,200     $ 10,958,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 Compared With 1994
-----------------------

            Revenues in fiscal year 1995 increased approximately 7% from 1994. The increase resulted primarily from the Data Processing Support Services Group's Department of Education contract and growth on several contracts in the Professional Services Group. Data Processing Support Services Group revenues grew 70% primarily as a result of $14 million growth in the Department of Education contract. The expiration of two large Professional Services Group contracts during 1994 and the reduced contract scope resulting from the settlement of the Department of Energy contract protest partially offset the increase in revenues. In fiscal year 1995, Professional Services accounted for 80% of consolidated revenues and 89% of income from operations. Data Processing Support Services accounted for 20% of consolidated revenues and 11% of income from operations for the year.

            Costs and expenses increased at approximately the same rate as the growth in revenues. Costs which contributed to the increase in expenses included corporate investments in software development, marketing initiatives, and continuing development of Centers of Expertise. Increases in expenses were mitigated by cost reduction efforts which included reduced interest expense resulting from the repayment of the note payable ($370,600) and operating efficiencies realized on the expanding contract base.

            Income from operations was $12,763,200 compared to $12,216,800 in the prior period. Operating margins decreased to 5.7% from 5.9%. Lower margins in the initial phases of new contracts in the Data Processing Support Services Group and the corporate investments noted above contributed to the decline in operating margins.

            Interest and other income, net increased by $129,600, principally due to a $115,000 gain on the unwinding of an interest rate swap associated with the note payable, prepaid in September 1994.

            The provision for income taxes increased due to higher operating income before income taxes and an increase from 38.2% to 38.9% in federal and state tax rates.

            Net income increased by $321,500 due to improved operating results.

1994 Compared With 1993
-----------------------

            Revenues in fiscal year 1994 increased approximately 14% from 1993. The increase resulted primarily from new contracts in the Professional Services and Data Processing Support Services Groups and increased funding on several major contracts in the Professional Services Group. The increase was tempered by the loss of the General Services Administration Eastern Zone contract ($12 million annual revenues), which expired in March 1994. Data Processing Support Services Group revenues grew 45% as the new Department of Education contract more than offset reduced licensing and mainframe processing services. In fiscal year 1994, Professional Services accounted for 87% of consolidated revenues and 85% of income from operations. Data Processing Support Services accounted for 13% of consolidated revenues and 15% of income from operations for the year.

            Costs and expenses increased approximately 12%, a lower rate than the increase in revenues. This resulted from operating efficiencies realized as the Company's business base expanded, higher margins on new contracts replacing previous contracts, and a $732,100 savings in interest expense charged to other general and administrative expenses due to the April 1993 refinancing of the headquarters building mortgage. The positive effects were offset in part by increased bid and proposal expenses, legal costs associated with the Department of Energy bid protest, and software development costs of $600,000.

            Income from operations was $12,216,800 compared to $8,712,700 in the prior period. Operating margins improved to 5.9% from 4.8%. The improvement is attributable to higher margins on new contracts and operating efficiencies.

            Interest and other income, net increased by $219,400 due to higher available investment balances, reduced line of credit borrowings, and investment gains.

            The provision for income taxes increased due to higher operating income and higher federal and state tax rates.

            Net income increased by $2,222,000 due to the improved operating results.

1993 Compared With 1992
-----------------------

            Revenues in fiscal year 1993 increased approximately 28% over the prior year. The increase resulted primarily from the award of new contracts from the General Services Administration and modest expansion of staffing on existing contracts in the Professional Services Group. Data Processing Support Services Group revenues declined 14% due to reduced licensing and product sales and mainframe processing services. In fiscal year 1993, Professional Services accounted for 90% of consolidated revenues and 94% of income from operations. Data Processing Support Services accounted for 10% of consolidated revenues and 6% of income from operations for the year.

            Costs and expenses increased approximately 26% over the prior year. The increase was due to expanded staffing levels on government contracts and related contracts costs, offset in part by reduced interest expense charged to other general and administrative expenses due to refinancing of the headquarters building mortgage.

            Income from operations was $8,712,700 compared to $5,401,700 in the prior period. Income from operations increased to 4.8% from 3.8% of revenues. The increase was attributable to improvement in operating margins on new and recompeted contracts in the Professional Services Group, offset in part by the 77% decline in operating income in the Data Processing Support Services Group. The decline resulted from a $750,000 writedown of proprietary software products, approximately $250,000 in software development costs, and lower margins on the reduced processing levels.

            Interest and other income, net decreased by $127,200 due to lower interest rates on smaller investment balances during the year and a $28,200 increase in interest expense due to higher borrowings on the Company's line of credit to fund working capital requirements.

            The provision for income taxes increased due to higher operating income.

            Net income increased by $1,996,300 due to the improvement in operating results.

Liquidity
---------

            The Company's working capital increased by $83,300 to $26,013,800 at June 30, 1995. The increase was attributable to additional income retained after dividends paid of $571,600 offset by capital expenditures of approximately $7 million including $4.3 million for the Argentina contract. As the Company bids larger, more complex contracts in both the government and commercial markets, capital expenditures may be required that are not directly reimbursable. Such commitments and other working capital requirements are expected to be met with internally generated funds. In addition, the Company has available its bank line of credit facilities.

            The eventual resolution of the canceled Argentina contract may have an effect on the future financial position and results of operations of the Company. However, the outcome of this matter cannot be determined at this time. At June 30, 1995 the Company had invested $4.3 million, primarily in equipment and had total additional commitments of approximately $6.7 million.

            Successful rewins of incumbent contracts is an integral part of the Company's long term growth. The Company has experienced a higher level of losses on incumbent recompetitions in the past 18 months. The Company is continuing to invest in its business development, marketing, and proposal resources to address the recent incumbent losses.

Capital Resources
-----------------

            Capital expenditures in fiscal year 1995 were approximately $7,000,000 for data processing equipment and software and were funded internally. Capital expenditures for fiscal year 1996 are expected to approximate $9,500,000, including approximately $6,700,000 committed on the Argentina contract and are anticipated to be funded from internally generated working capital and existing credit facilities.

Effects Of Inflation
--------------------

            The majority of the Company's contracts provide for annual adjustments on prices. Increases in revenues are primarily the result of increased levels of service and product sales rather than price increases.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                    Page

Report of Independent Auditors

Report of Independent Accountants

Consolidated Statements of Operations for the years ended
June 30, 1995, 1994 and 1993

Consolidated Balance Sheets as of June 30, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
June 30, 1995, 1994 and 1993

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements for the years ended
June 30, 1995, 1994 and 1993

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Computer Data Systems, Inc.


      We have audited the accompanying consolidated balance sheets of Computer Data Systems, Inc. and its subsidiaries, as of June 30, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1993, were audited by other auditors whose report dated July 29, 1993, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Data Systems, Inc. and its subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

      As discussed in Note 8 to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes to conform with Statement of Accounting Standards No. 109.


/s/ Ernst & Young LLP

Washington, D.C.
July 26, 1995

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Computer Data Systems, Inc.
Rockville, MD  20850


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Computer Data Systems, Inc. and its subsidiary for the year ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended June 30, 1993 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Washington, D.C.
July 29, 1993

                                                    COMPUTER DATA SYSTEMS, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Years Ended June 30
                                                                       -------------------
                                                        1995                  1994                 1993
                                                        ----                  ----                 ----
Revenues                                           $220,667,000           $205,923,300        $180,958,500
Costs and Expenses:
Salaries, wages and  benefits                       138,758,200            141,577,500         124,638,400
Subcontractors                                       47,469,900             31,791,900          26,237,200
Travel, relocation, and subsistence                   2,600,500              2,293,200           1,940,200
Rental of space and equipment                         4,058,000              3,295,100           2,800,200
Depreciation and amortization                         2,937,500              2,089,400           2,981,300
Other operating and administrative
  costs                                              12,079,700             12,659,400          13,648,500
                                                    -----------            -----------         -----------
                                                    207,903,800            193,706,500         172,245,800
                                                    -----------            -----------         -----------

Income from operations                               12,763,200             12,216,800           8,712,700
Interest and other income, net                          420,000                290,400              71,000
Income before income taxes                           13,183,200             12,507,200           8,783,700
Provision for income taxes
    Current                                           4,678,300              4,946,100           3,670,400
    Deferred                                            454,000               (168,300)           (394,100)
                                                    -----------            -----------         -----------
                                                      5,132,300              4,777,800           3,276,300

Net Income                                         $  8,050,900           $  7,729,400        $  5,507,400
                                                    ===========            ===========         ===========

Net Income per Common Share                        $       1.36           $       1.31        $        .97
                                                    ===========            ===========         ===========


                          See notes to consolidated financial statements.

                                                    COMPUTER DATA SYSTEMS, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                  June 30
                                                                      1995        -------         1994
                                                                      ----                        ----
ASSETS

Current Assets:
     Cash and cash equivalents                                   $ 1,237,000                  $ 8,182,100
     Trade accounts receivable                                    52,236,900                   42,197,400
     Deferred income taxes                                           456,600                      738,700
     Income tax refunds receivable                                   151,400                      188,700
     Prepaid expenses and deposits                                 1,948,300                    1,271,100
                                                                  ----------                   ----------
            Total Current Assets                                  56,030,200                   52,578,000


     Long-term investments                                         1,584,800                    1,303,600
     Land, building, and equipment                                26,452,900                   22,649,500
     Other assets                                                    855,100                      764,800
                                                                  ----------                   ----------
            Total Assets                                         $84,923,000                  $77,295,900
                                                                  ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                    $15,652,600                  $12,312,000
     Accrued wages and related benefits                           14,363,800                   12,735,500
     Note payable                                                                               1,600,000
                                                                  ----------                   ----------
            Total Current Liabilities                             30,016,400                   26,647,500
                                                                  ----------                   ----------

Note payable                                                                                    4,533,300
Deferred compensation                                              4,245,500                    3,414,200
Deferred income taxes                                                599,500                      427,800

Stockholders' Equity
     Common stock, par value $.10; 30,000,000
            shares authorized; 5,737,842 shares
            outstanding in 1995 and 5,689,919
            shares in 1994                                           573,800                      569,000
     Capital in excess of par value                                6,014,500                    5,564,200
     Retained earnings                                            43,473,300                   36,139,900
                                                                  ----------                   ----------
            Total Stockholders' Equity                            50,061,600                   42,273,100
                                                                  ----------                   ----------
Commitments and contingencies (Note 10)

            Total Liabilities and Stockholders'
            Equity                                               $84,923,000                  $77,295,900
                                                                  ==========                   ==========
                          See notes to consolidated financial statements.

                                  COMPUTER DATA SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended June 30
                                                       -------------------
                                              1995             1994                1993
                                              ----             ----                ----
Net Income                                $ 8,050,900      $ 7,729,400        $ 5,507,400
Adjustments to reconcile to net cash
provided by operating activities:
    Depreciation and amortization           2,937,500        2,089,400           2,981,300
    Deferred income taxes                     454,000         (168,300)           (394,100)
    Deferred compensation                     849,100          682,200             625,500
    Other                                                     (121,800)            (52,600)           (112,100)
Net cash provided by (used in) changes in
operating assets and liabilities:
    Accounts receivable                   (10,002,200)       3,498,300         (14,586,100)
    Prepaid expenses and deposits            (677,400)         104,200            (203,400)
    Accounts payable and
     accrued liabilities                    3,326,200        1,352,000           6,001,400
    Accrued wages and related
     benefits                               1,628,300          461,500           1,446,800
                                           ----------       ----------          ----------
Net cash provided by
     operating activities                   6,444,600       15,696,100           1,266,700
                                           ----------       ----------          ----------
Cash flows from investing activities:
    Capital expenditures                   (6,982,800)      (6,101,400)         (1,926,800)
    Proceeds from sale of equipment           207,100           23,800              28,300
    Purchase of long-term investments        (166,800)        (165,000)
    Other                                     (33,700)        (148,400)            (10,600)
                                           ----------       ----------          ----------
Net cash used in investing activities      (6,976,200)      (6,391,000)         (1,909,100)
                                           ----------       ----------          ----------
Cash flows from financing activities:
    Payments on notes payable              (7,633,300)      (1,600,000)        (11,223,900)
    Borrowings on note payable              1,500,000                           8,000,000
    Cash dividends                           (571,600)        (506,800)           (440,800)
    Exercise of stock options                 309,200          951,200             747,600
    Payment of deferred compensation          (17,800)         (68,600)            (19,600)
                                           ----------       ----------          ----------
Net cash used in financing activities      (6,413,500)      (1,224,200)         (2,936,700)
                                           ----------       ----------          ----------
Net (decrease) increase in cash
     and cash equivalents                  (6,945,100)       8,080,900          (3,579,100)
Cash and cash equivalents at
     beginning of year                      8,182,100          101,200           3,680,300
Cash and cash equivalents at
     end of year                          $ 1,237,000      $ 8,182,100         $   101,200
                                           ==========       ==========          ==========
Supplemental cash flow information:
Interest paid                             $    95,100      $   448,500         $ 1,343,100
Income taxes paid                         $ 4,513,100      $ 4,627,200         $ 3,234,600

                         See notes to consolidated financial statements.

                            COMPUTER DATA SYSTEMS, INC.
             Consolidated Statements of Changes in Stockholders' Equity


                                                              Capital in
                                         Common Stock          Excess of      Retained
                                      Shares       Amount      Par Value      Earnings        Total
                                      ------       ------     ----------      --------        -----
Balance at June 30, 1992            2,726,760     $272,700    $3,736,500     $24,275,900    $28,285,100

Exercise of stock options, net         58,179        5,800       686,400         (66,200)       626,000
Tax benefit arising from
    exercise of non-
    qualified stock options                                      121,600                        121,600
Cash dividends                                                                  (440,800)      (440,800)
Stock spilt effected in
    form of 100% dividend           2,784,939      278,500      (278,500)
Net income for the year                                                        5,507,400      5,507,400
Balance at June 30, 1993             5,569,878     557,000     4,266,000      29,276,300     34,099,300

Exercise of stock options, net         120,041      12,000       926,600        (359,000)       579,600
Tax benefit arising from
    exercise of non-
    qualified stock options                                      371,600                        371,600
Cash dividends                                                                  (506,800)      (506,800)
Net income for the year                                                        7,729,400      7,729,400
Balance at June 30, 1994             5,689,919     569,000     5,564,200      36,139,900     42,273,100

Exercise of stock options, net          47,923       4,800       318,100        (145,900)       177,000
Tax benefit arising from
    exercise of non-
    qualified stock options                                      132,200                        132,200
Cash dividends                                                                  (571,600)      (571,600)
Net income for the year                                                        8,050,900      8,050,900
Balance at June 30, 1995             5,737,842    $573,800    $6,014,500     $43,473,300    $50,061,600

                         See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995, 1994, and 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidtion. The consolidated financial statements include the accounts of Computer Data Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition. Revenues on time and material contracts are recorded at the contractual rates as the labor hours and direct expenses are incurred. Revenues on cost-type contracts are recorded as reimbursable costs are incurred. Revenues on fixed-price contracts are recorded on the percentage of completion basis, determined by the ratio of total incurred costs to anticipated total costs of the project. Revenues on unit-price contracts are recorded at contractual selling prices of work completed and accepted by the customer. Contract award fees are recorded based on estimated current performance levels and historical experience. Revenues on equipment and software sales are recorded when the units are delivered and installed. Immediate recognition is made of any anticipated losses.

Depreciation and Amortization. Furniture, equipment, and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives on the straight-line basis. Building and improvements are depreciated over a useful life of forty years. The useful lives of furniture and equipment range from five to ten years.

Investments. Cash equivalents are carried at cost that approximated market. Deferred annuity contracts included in long-term investments are carried at cost plus accrued interest.

Income Taxes. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 changed the computation of deferred income taxes from a deferral to a liability method. Under the liability method, deferred taxes are based on timing differences between financial statement and income tax purposes, using the enacted tax rates in effect during the years in which the differences are expected to reverse. Previously, under the deferral method, deferred income taxes were provided using the rates in effect when the timing differences occurred.

Net Income Per Common Share. Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each year. Common stock equivalent shares include the number of shares issuable upon exercise of outstanding stock options, reduced by the number of shares that could have been repurchased with the proceeds of such options.

Statements of Cash Flows. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to current year classifications.

2. TRADE ACCOUNTS RECEIVABLE Trade accounts receivable contain no allowance for doubtful accounts. The components of trade accounts receivable are as follows:


                                                            June 30, 1995         June 30, 1994
                                                            -------------         -------------
         U.S. Government                                    $ 50,693,600          $ 40,901,200
         Commercial                                            1,543,300             1,296,200
                                                             -----------           -----------
                                                            $ 52,236,900          $ 42,197,400
                                                             ===========           ===========

     Trade accounts receivable include unbilled costs and accrued profits on contracts as follows:

                                                            June 30, 1995         June 30, 1994
                                                            -------------         -------------
         Excess of actual indirect costs over
         amounts currently billable under cost
         reimbursable contracts                              $   869,200           $   578,600
         Contract retainages not currently
         billable                                                364,000               290,300
         Fixed price work not currently billable               6,856,600             3,974,100
                                                             -----------            ----------
                                                             $ 8,089,800           $ 4,843,000
                                                              ==========            ==========

     To the extent not billable at June 30, 1995 and 1994, unbilled costs and accrued profits above are billable upon delivery or acceptance of services, upon receipt of contract funding, or upon contract completion. Of the above unbilled costs and accrued profits at June 30, 1995, approximately $1,218,600 are not expected to be billed and collected within one year.



3.  LAND, BUILDING, AND EQUIPMENT


                                          June 30, 1995         June 30, 1994
                                          -------------         -------------

         Land                              $ 2,200,000           $ 2,200,000
         Furniture                          12,921,000             9,143,000
         Computer equipment and software    13,900,000            12,012,300
         Building and improvements          15,132,000            14,970,500
                                            ----------            ----------
                                            44,153,000            38,325,800

         Less accumulated depreciation
           and amortization                (17,700,100)          (15,676,300)
                                            ----------            ----------
                                           $26,452,900           $22,649,500
                                            ==========            ==========

4. OTHER ASSETS The Company maintains a program to provide senior executives with additional life insurance coverage, supplementing the coverage available under the Company's group insurance plan. Under the program, officers participate with the Company in the payment of premiums. The Company has an interest in such policies to the extent of its premium payments.

5. NOTE PAYABLE In September 1994, the Company repaid $6,133,000, the balance of an unsecured, five-year amortizing term loan at an interest rate of LIBOR plus 140 basis points. Interest expense on the note for 1995, 1994, and 1993 of $61,600; $432,200; and $1,164,300, respectively, is included in other operating and administrative costs.

     The Company has an $8 million, three-year revolving line of credit and a $14 million demand facility. Interest rates on these unsecured facilities are at LIBOR plus 110-120 basis points. Interest expense on the Company's line of credit facilities was $1,600, $3,200, and $30,300 in 1995, 1994, and 1993,
respectively. Such interest expense is included in interest and other income, net.

6. STOCK OPTIONS The Company has granted incentive and non-qualified stock options to certain employees and non-employee directors under the 1982 plan, which expired in 1992. The employee options are exercisable in cumulative annual installments after one year and before the end of the fourth year from date of grant. The non-employee director options become exercisable in annual installments over a five-year period. At June 30, 1995, options to purchase 10,002 shares are exercisable.

     The following table summarizes the changes in the number of common shares under the 1982 option plan during fiscal years 1995, 1994, and 1993.

                                                                  Number              Per Share
1982 Plan                                                       of Shares           Option Price
---------                                                       ---------           ------------
Outstanding Balance at June 30, 1992                             396,400           $4.32 - $7.69
    Exercised                                                   (101,764)           4.32 -  7.69
    Expired                                                     (104,800)           5.50 -  7.44
                                                                 -------            ------------

Outstanding Balance at June 30, 1993                             189,836            4.88 -  7.69
    Exercised                                                   (117,734)           4.88 -  7.69
    Expired                                                      (29,700)           4.88 -  7.69
                                                                 -------            ------------

Outstanding Balance at June 30, 1994                              42,402            4.88 -  5.50
    Exercised                                                    (32,400)                   5.50
                                                                 -------            ------------

Outstanding Balance at June 30, 1995                              10,002                  $ 4.88
                                                                 =======            ============

In November 1991, the stockholders approved a long-term incentive plan that provides for the granting of incentive awards to various employees and officers of the Company. The plan also provides for the annual grant of non-qualified options for 1,500 shares to each of the non-employee directors. The employee options are exercisable in cumulative annual installments after one year and before the end of the fifth year. The non-employee options become exercisable after one year and must be exercised before the end of the fifth year. At June 30, 1995, options to purchase 172,780 shares are exercisable. The following table summarizes the changes in the number of common shares under the 1991 option plan during fiscal years 1995, 1994, and 1993.

                                                                  Number              Per Share
1991 Plan                                                       of Shares           Option Price
---------                                                       ---------           ------------
Outstanding Balance at June 30, 1992                              151,600                 $ 4.19
    Granted                                                       167,000           5.63 -  9.50
    Exercised                                                     (14,600)                  4.19
    Expired                                                        (5,850)          4.19 -  9.50
                                                                  -------           ------------

Outstanding Balance at June 30, 1993                              298,150           4.19 -  9.50
    Granted                                                       178,400                   8.75
    Exercised                                                     (35,983)          4.19 -  5.75
    Expired                                                       (12,300)          4.19 -  9.50
                                                                  -------         --------------

Outstanding Balance at June 30, 1994                              428,267           4.19 -  8.75
    Granted                                                       144,900          11.50 - 14.13
    Exercised                                                     (29,600)          4.19 -  8.75
    Expired                                                        (6,000)          8.75 - 14.13
                                                                  -------         --------------

Outstanding Balance at June 30, 1995                              537,567        $ 4.19 - $14.13
                                                                  =======         ==============

     Proceeds from the exercise of options are credited to the capital accounts in the year the options are exercised. The Company received 14,077, 41,676, and 8,006 shares in payment for the exercise of 31,200, 61,200, and 10,500 shares under option during the years ended June 30, 1995, 1994, and 1993, respectively.

7. EMPLOYEE INCENTIVE PLANS The Company has incentive compensation plans for officers and certain key employees. The incentive compensation plans' formulas are reviewed and approved annually by the Board of Directors. Operations were charged $2,546,600, $2,496,600, and $2,000,300 to fund the incentive compensation plans for the years ended June 30, 1995, 1994, and 1993, respectively. Under the terms of the incentive compensation plans, officers may elect to defer payment of all or a portion of the amount awarded under the plan until retirement or termination of employment with the Company. The deferred amounts earn interest, compounded quarterly at the greater of the current 13-week Treasury bill rate effective the beginning of each quarter, or 7%. The Company has defined contribution retirement plans for eligible employees. Contributions to the plans are discretionary as determined by the Board of Directors. Operations were charged $1,974,500, $2,083,300, and $1,196,400 to fund the plans in 1995, 1994, and 1993, respectively. Under terms of the plans, contributions for the benefit of certain long-term employees are made to a non-qualified supplemental deferred retirement account.

8. PROVISION FOR INCOME TAXES The impact of adopting SFAS 109 on the Company's earnings and financial position was not material. The fiscal year 1993 financial statements have not been restated to apply the provisions of SFAS 109.


                                             1995         1994        1993
                                             ----         ----        ----
Federal income taxes:
         Current                         $4,210,500   $4,178,000  $3,178,400
         Deferred                           408,600     (150,600)   (341,300)
                                          ---------    ---------   ---------
         Total federal
         income taxes                     4,619,100    4,027,400   2,837,100
                                          ---------    ---------   ---------

State income taxes:
         Current                            467,800      768,100     492,000
         Deferred                            45,400      (17,700)    (52,800)
                                          ---------    ---------   ---------
         Total state
         income taxes                       513,200      750,400     439,200
                                          ---------    ---------   ---------
Total income taxes provided              $5,132,300   $4,777,800  $3,276,300
                                          =========    =========   =========


     The difference between the tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                            1995             1994              1993
                                            ----             ----              ----
Income tax computed at
 federal statutory rate                  $4,610,300       $4,274,900        $2,986,500
Add:
State income tax,
 net of federal tax benefit                 522,000          502,900           289,800
                                          ---------        ---------         ---------
Total  income taxes                      $5,132,300       $4,777,800        $3,276,300
                                          ---------        ---------         ---------

Effective tax rate                            38.9%            38.2%             37.3%
                                          =========        =========         =========

     Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company believes a valuation allowance is not required.


The components of the Company's deferred tax assets and liabilities at June 30, 1995 and 1994 are as follows:


                                      Deferred Tax Assets (Liabilities)
                                      ---------------------------------

                                             1995           1994
                                             ----           ----

Deferred compensation                    $1,613,300       $1,297,400
Depreciation and
 amortization                            (1,958,700)      (1,492,200)
Annuity interest                           (381,200)        (362,500)
Accrued vacation benefits                   674,200          710,100
Other                                       (90,500)         158,100
                                          ---------        ---------
Total deferred taxes, net                $ (142,900)      $  310,900
                                          =========        =========

9. BUSINESS SEGMENT INFORMATION The Company operates in two business segments: professional services and data processing support services. Professional services encompass consulting, systems development, and programming. Data processing support services include a variety of activities primarily concerned with the processing of data for customers who require computer-based support services and equipment and software sales. Services range from the complete processing and preparation of reports from data supplied by customers, including related programming support, to individual specialized services such as data entry.

     Financial information by business segment for the years ended June 30 is summarized as follows:

                                          1995              1994              1993
                                          ----              ----              ----
Revenues:
    Professional services             $175,851,500      $179,519,200      $162,671,500
    Data processing support services    54,879,000        34,683,800        25,075,900
    Intersegment                       (10,063,500)       (8,279,700)       (6,788,900)
                                       -----------       -----------       -----------
    Total Revenues                    $220,667,000      $205,923,300      $180,958,500

Income from operations:
    Professional services             $ 11,381,500      $ 10,332,700      $  8,225,800
    Data processing support services     1,381,700         1,884,100           486,900
                                       -----------       -----------       -----------
                                        12,763,200        12,216,800         8,712,700
Interest and other income, net             420,000           290,400            71,000
                                       -----------       -----------       -----------
Income Before Income Taxes            $ 13,183,200      $ 12,507,200      $  8,783,700
                                       ===========       ===========       ===========

Identifiable assets:
    Professional services             $ 42,293,200      $ 34,959,900      $ 45,548,000
    Data processing support services    27,809,700        18,894,400        10,539,700
    Corporate assets                    14,820,100        23,441,600        12,101,600
                                       -----------       -----------       -----------
Total Assets                          $ 84,923,000      $ 77,295,900      $ 68,189,300
                                       ===========       ===========       ===========

Depreciation and amortization expense:
    Professional services             $     86,000      $     27,000      $     83,200
    Data processing support services  $  2,165,800      $  1,405,400      $  2,300,600
    Corporate assets                  $    685,700      $    657,000      $    597,500

Capital expenditures:
    Professional services             $  3,472,800      $    120,800      $    129,200
    Data processing support services  $  2,882,800      $  5,393,200      $ 1 ,603,200
    Corporate assets                  $    627,200      $    587,400      $    194,400


     For the years ended June 30, 1995, 1994, and 1993, substantially all professional services revenues and 89%, 81%, and 54%, respectively, of data processing support services revenues were derived from federal government agencies. Professional services revenues from two government agencies under various contracts were $89,117,600 and $46,160,400 in 1995. Data processing support services revenues from one government agency were $25,642,500 in 1995. Professional services revenues from individual government agencies under various contracts were $82,837,900, and $48,491,600 in 1994 and $48,674,300,
$72,467,400, and $19,489,000 in 1993. No other customers account for 10% or more of total revenues. Intersegment revenues represent primarily unit price costs billed for general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES The Company leases office and warehouse space and equipment under agreements that provide for minimum aggregate rentals through 1998 as follows:

      Fiscal Year           Minimum Aggregate Rentals
      ----------            -------------------------

         1996                         $1,088,900
         1997                            342,900
         1998                             48,900


   In addition, the office space leases provide for escalation and pass-through of increases in operating expenses and renewal options.

   Government contracts are subject to review and audit by various governmental authorities in the normal course of the Company's business. Cost audits have been completed through fiscal 1991. In management's opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on the Company's financial position.

   The Company is a party to various legal proceedings arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company.

11. SUBSEQUENT EVENTS In July 1995, the Company's Argentine subsidiary, as subcontractor, received notification of cancellation of a contract with an Argentine government-owned bank to provide systems integration support for the automation of a lottery game. The Company has incurred and capitalized costs of approximately $4.3 million at June 30, 1995 included in land, building, and equipment on the balance sheet. In addition to the incurred and capitalized costs at June 30, 1995, the Company has total irrevocable commitments of approximately $6.7 million in connection with the contract. Approximately $1.8 million of the $6.7 million are letters of credit which have been issued for equipment purchases and would reduce the availability of the Company's lines of credit.

   The prime contractor and the Company have joined efforts to protest vigorously the cancellation of the contract. No determination as to the resolution of the contract or recovery of the costs can be made at this time.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Income Before            Net             Net Income
                               Revenues           Income Taxes          Income             Per Share
                               --------          -------------          ------            ----------
1994 - 1995
   September 30               $54,230,900          $2,762,100         $1,674,600             $.28
   December 31                 51,968,400           2,362,400          1,426,600              .24
   March 31                    57,774,600           3,621,700          2,235,900              .38
   June 30                     56,693,100           4,437,000          2,713,800              .46

1993 - 1994
   September 30               $51,388,200          $2,884,500         $1,810,200             $.31
   December 31                 48,938,500           2,529,000          1,584,100              .27
   March 31                    53,531,900           3,426,500          2,117,000              .35
   June 30                     52,064,700           3,667,200          2,218,100              .38




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          Information called for by this Item is set forth under the captions "Item 1: Election of Directors," "Executive Officers," and "Other Matters" in the Company's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.


ITEM 11.  EXECUTIVE COMPENSATION

          Information called for by this Item is set forth under the captions "Compensation of Directors," "Summary Compensation Table," "Options Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values," and "Five-Year Stockholder Return Comparison" in the Company's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.


ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

          Information called for by this Item is set forth under the captions "Information With Respect to Certain Stockholders" and "Securities Ownership of Directors and Executive Officers" in the Company's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)       Index to Consolidated Financial Statements and Schedules

     Data submitted herewith under Item 8:

          Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993

          Consolidated Balance Sheets as of June 30, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

          Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements for the years ended June 30, 1995, 1994 and 1993

          Report of Independent Auditors

          Report of Independent Accountants


     (b) Reports on Form 8-K

          None.

     (c)  Exhibits

    3.1 Restated Articles of Incorporation of the Company, as amended, included as an exhibit to the Company's Form 10-Q Quarterly Report for the three months ended December 31, 1988 filed February 14, 1989 are incorporated herein by reference.

    3.2 By-laws of the Company, as amended, included as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1988 filed September 14, 1988 are incorporated herein by reference.

   10.1 Certificate of Limited Partnership and Limited Partnership Agreement - M/GA Fields Roads Limited Partnership included as an exhibit on Form 8 to Form 10-K filed March 1, 1989 are incorporated herein by reference.

   10.2 1982 Incentive Stock Option Plan, as amended and restated, which appears as Exhibit A to the Prospectus in Registration Statement No. 33-27300 is incorporated herein by reference.

   10.3 1991 Long-Term Incentive Plan, as amended and restated as of July 12, 1994, included as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

   10.4 Incentive Compensation Plan, restated as of July 1, 1994, included as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

   10.5 U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 is incorporated herein by reference.

    *11   Statement re: Computation of Per Share Earnings.

    *13 1995 Definitive Proxy Materials of the Company (portions of which are incorporated herein by reference).

    *21   Significant Subsidiaries of the Company.

  *23.1   Consent of Ernst & Young LLP, Independent Auditors.

  *23.2   Consent of Deloitte & Touche LLP, Independent Accountants.

    *27   Financial Data Schedule.

___________________

  *   =   Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland on September 28, 1995.

                                                  Computer Data Systems, Inc.



                                               By /s/ Gordon S. Glenn
                                                  _____________________
                                                  Gordon S. Glenn
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                 Title                                              Date
---------                                 -----                                              ----

/s/ Gordon S. Glenn
__________________________        President and Chief Executive                        September 28, 1995
Gordon S. Glenn                   Officer; Director
                                  (Principal Executive Officer)


/s/ Wyatt D. Tinsley
__________________________        Executive Vice President;                            September 28, 1995
Wyatt D. Tinsley                  Director
                                  (Principal Financial and
                                   Accounting Officer)


/s/ Clifford M. Kendall
__________________________        Chairman of the Board of                             September 28, 1995
Clifford M. Kendall               Directors; Director


/s/ Raymond B. Hoxeng
__________________________        Director                                             September 28, 1995
Raymond B. Hoxeng


/s/ Hilliard W. Paige
__________________________        Director                                             September 28, 1995
Hilliard W. Paige


/s/ Elmer B. Staats
__________________________        Director                                             September 28, 1995
Elmer B. Staats

/s/ Paul R. Ignatius
__________________________        Director                                             September 28, 1995
Paul R. Ignatius


/s/ James A. Parker
__________________________        Director                                             September 28, 1995
James A. Parker

                                  EXHIBIT INDEX

                                                                     Page Number
                                                                     -----------

     11   Statement re: Computation of Per Share Earnings.

     13   1995 Definitive Proxy Materials of the Company
          (portions of which are incorporated by reference).

     21   Significant Subsidiaries of the Company.

     23.1 Consent of Ernst & Young LLP, Independent Auditors.

     23.2 Consent of Deloitte & Touche LLP, Independent Accountants.

     27   Financial Data Schedule.