Form 10-Q
period 1995-09-30
COMPUTER DATA SYSTEMS INC
filed 1995-11-14
CIK 22989

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995


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

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 5,759,842 on November 8, 1995.

                    PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUTER DATA SYSTEMS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)


                                                                                    For the Three Months Ended
                                                                                           September 30
                                                                                    --------------------------
                                                                               1995                           1994
                                                                               ----                           ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $59,873,000                    $54,230,900
                                                                           -----------                    -----------
Costs and Expenses:
  Salaries, wages and employee benefits   . . . . . . . . . . . . .         34,433,500                     34,022,900
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .         16,188,000                     11,447,800
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .            818,100                        634,100
  Rental of space and equipment   . . . . . . . . . . . . . . . . .            645,600                        954,300
  Depreciation and amortization   . . . . . . . . . . . . . . . . .            781,900                        720,000
  Other operating and administrative costs  . . . . . . . . . . . .          3,287,300                      3,893,400
                                                                           -----------                    -----------

                                                                            56,154,400                     51,672,500
                                                                           -----------                    -----------

Income from operations  . . . . . . . . . . . . . . . . . . . . . .          3,718,600                      2,558,400
Interest and other income, net  . . . . . . . . . . . . . . . . . .            (28,300)                       203,700
                                                                           -----------                    -----------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .          3,690,300                      2,762,100

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .          1,439,300                      1,087,500
                                                                           -----------                    -----------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,251,000                    $ 1,674,600
                                                                           ===========                    ===========


Net Income per Common Share . . . . . . . . . . . . . . . . . . . .        $       .38                    $       .28
                                                                           ===========                    ===========

Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .        $       .05                    $       .05
                                                                           ===========                    ===========

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                         COMPUTER DATA SYSTEMS, INC.
                         Consolidated Balance Sheets

                                                                         September 30,                    June 30,
                                                                                 1995                        1995
Assets                                                                      Unaudited                     Audited
                                                                            ---------                     -------
Current Assets:
  Cash and temporary cash investments   . . . . . . . . . . . . . .       $   255,600                  $ 1,237,000
  Trade accounts receivable   . . . . . . . . . . . . . . . . . . .        51,695,400                   52,236,900
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .           456,600                      456,600
  Income tax refunds receivable   . . . . . . . . . . . . . . . . .           151,400                      151,400
  Prepaid expenses and deposits   . . . . . . . . . . . . . . . . .         2,250,100                    1,948,300
                                                                          -----------                  -----------
        Total Current Assets  . . . . . . . . . . . . . . . . . . .        54,809,100                   56,030,200

  Long-term investments   . . . . . . . . . . . . . . . . . . . . .         1,590,500                    1,584,800
  Land, building and equipment  . . . . . . . . . . . . . . . . . .        30,936,100                   26,452,900
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           890,800                      855,100
                                                                          -----------                  -----------
        Total Assets  . . . . . . . . . . . . . . . . . . . . . . .       $88,226,500                  $84,923,000
                                                                          -----------                  -----------

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . .       $17,202,500                  $15,652,600
  Accrued wages and related benefits  . . . . . . . . . . . . . . .        12,466,500                   14,363,800
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .         1,387,000
                                                                          -----------                  -----------
        Total Current Liabilities   . . . . . . . . . . . . . . . .        31,056,000                   30,016,400

Long-Term Liabilities:
  Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           500,000
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . .         3,970,600                    4,245,500
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .           588,400                      599,500
                                                                          -----------                  -----------
        Total Long-Term Liabilities   . . . . . . . . . . . . . . .         5,059,000                    4,845,000
                                                                          -----------                  -----------

Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . . . . .           574,900                      573,800
  Capital in excess of par value  . . . . . . . . . . . . . . . . .         6,099,200                    6,014,500
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .        45,437,400                   43,473,300
                                                                          -----------                  -----------
        Total Stockholders' Equity  . . . . . . . . . . . . . . . .        52,111,500                   50,061,600
                                                                          -----------                  -----------

        Total Liabilities and Stockholders' Equity  . . . . . . . .       $88,226,500                  $84,923,000
                                                                          ===========                  ===========

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                        COMPUTER DATA SYSTEMS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                                                           For the Three Months Ended
                                                                                                  September 30
                                                                                           --------------------------

                                                                                             1995                 1994
                                                                                             ----                 ----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 2,251,000          $ 1,674,600

Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .              781,900              720,000
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              (11,100)              (2,100)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .               85,100               59,100
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (42,900)             (23,600)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              541,500              282,300
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .             (301,800)            (121,900)
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .            1,748,900            2,224,300
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .           (1,970,700)             144,400
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,387,000              843,200
                                                                                          ----------           ----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .            4,468,900            5,800,300
                                                                                          ----------           ----------
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,293,400)            (942,600)
     Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . .               21,700                1,300
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .             (169,700)            (184,600)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (21,200)             (27,100)
                                                                                          ----------           ----------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .           (5,462,600)          (1,153,000)
                                                                                          ----------           ----------
Cash flows from financing activities:
     Payment on note payable  . . . . . . . . . . . . . . . . . . . . . . . . .                                (6,133,300)
     Borrowings on note payable . . . . . . . . . . . . . . . . . . . . . . . .              500,000
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (286,900)            (285,500)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .               85,800              127,400
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .             (286,600)
                                                                                          ----------           ----------
Net cash (used in) financing activities . . . . . . . . . . . . . . . . . . . .               12,300           (6,291,400)
                                                                                          ----------           ----------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . . .             (981,400)          (1,644,100)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .            1,237,000            8,182,100
                                                                                          ----------           ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .           $  255,600           $6,538,000
                                                                                          ==========           ==========
The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995


A.    COMPUTATION OF EARNINGS PER SHARE

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                    Average Number of Shares Outstanding

      September 30, 1995                           September 30, 1994

           5,889,304                                    5,918,805


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            Results of Operations

             September 30, 1995 vs September 30, 1994 - Three Months

      Revenues for the quarter ended September 30, 1995 were $59,873,000 as compared to the comparable quarter last year of $54,230,900. The 10% increase in revenues was attributable primarily to expansion of the Department of Education contract and other existing contracts offset in part by completed Professional Services contracts.

      Costs and expenses rose at a slightly lower rate compared to the increase in revenues. Expenses increased by 8% due in part to reduced software development costs and the absence of protest costs incurred in the prior period.

      Income from operations increased due to the lower costs noted above and improved contract margins.

      Interest and other income, net decreased due to the lower available investment balances and borrowings on the Company's line of credit during the quarter versus a one-time $115,000 gain on the unwinding of an interest rate swap associated with the note payable in the prior period.

      The provision for income taxes increased as a result of higher federal and state tax rates applied to a higher operating income.

      Net income was above last year's comparable quarter due to higher operating margins and the reduced costs noted above offset in part by the lower interest and other income.

                      Comparison of Financial Condition

                September 30, 1995 Compared to June 30, 1995

      Total assets increased to $88,226,500 from $84,923,000 at June 30, 1995. Working capital decreased by approximately $2,260,700 since June 30, 1995. The decrease is attributed primarily to the retention of first quarter earnings after payment of dividends being more than offset by additional commitments under the cancelled Argentina contract.

      Capital expenditures for the year are expected to be in the $7,000,000 range.

                      PART II  --  OTHER INFORMATION

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27   Financial Data Schedule

      (b)   Reports on Form 8-K

            None



                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on November 14, 1995.


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