Form 10-Q
period 1995-12-31
COMPUTER DATA SYSTEMS INC
filed 1996-02-14
CIK 22989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended December 31, 1995


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


Yes  X   No

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 5,768,092 on February 12, 1996.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            COMPUTER DATA SYSTEMS, INC.
                       Consolidated Statements of Operations
                                    (Unaudited)


                                                                                   For the Quarter Ended
                                                                                        December 31
                                                                                   ---------------------

                                                                             1995                        1994
                                                                             ----                        ----

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  61,183,200                $  51,968,400
                                                                       -------------                -------------
Costs and Expenses:

  Salaries, wages and employee benefits   . . . . . . . . . . . . .       31,468,200                   33,635,000
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .       21,299,700                   11,145,500
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .          625,800                      529,800
  Rental of space and equipment   . . . . . . . . . . . . . . . . .          652,400                      968,700
  Depreciation and amortization   . . . . . . . . . . . . . . . . .          841,400                      724,700
  Other operating and administrative costs  . . . . . . . . . . . .        3,193,400                    2,642,800
                                                                       -------------                -------------
                                                                          58,080,900                   49,646,500


Income from operations  . . . . . . . . . . . . . . . . . . . . . .        3,102,300                    2,321,900
Interest and other income, net  . . . . . . . . . . . . . . . . . .          367,500                       40,500
                                                                       -------------                -------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .        3,469,800                    2,362,400

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        1,358,000                      935,800


Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,111,800                $   1,426,600
                                                                       =============                =============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .    $         .36                $         .24
                                                                       =============                =============



The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                       Consolidated Statements of Operations
                                    (Unaudited)

                                                                          For the Six Months Ended
                                                                                 December 31
                                                                          ------------------------

                                                                           1995              1994
                                                                           ----              ----

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  121,056,200     $  106,199,300
                                                                     --------------     --------------

Costs and Expenses:
  Salaries, wages and employee benefits   . . . . . . . . . . . . .      65,901,700         67,657,900
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .      37,487,700         22,593,300
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .       1,443,900          1,163,900
  Rental of space and equipment   . . . . . . . . . . . . . . . . .       1,298,000          1,923,000
  Depreciation and amortization   . . . . . . . . . . . . . . . . .       1,623,300          1,444,700
  Other operating and administrative costs  . . . . . . . . . . . .       6,480,700          6,536,200

                                                                        114,235,300        101,319,000
                                                                     --------------     --------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .       6,820,900          4,880,300
Interest and other income, net  . . . . . . . . . . . . . . . . . .         339,200            244,200
                                                                     --------------     --------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .       7,160,100          5,124,500

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .       2,797,300          2,023,300
                                                                     --------------     --------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,362,800     $    3,101,200
                                                                     ==============     ==============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .  $          .74     $          .52
                                                                     ==============     ==============

Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .  $          .05     $          .05
                                                                     ==============     ==============


The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                            Consolidated Balance Sheets

                                                                   December 31,                      June 30,
                                                                      1995                            1995
Assets                                                              Unaudited                        Audited
                                                                    ---------                        -------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . .  $      242,300                    $    1,237,000
  Trade accounts receivable   . . . . . . . . . . . . . . . .      63,524,600                        52,236,900
  Deferred income taxes   . . . . . . . . . . . . . . . . . .         456,600                           456,600
  Income tax refunds receivable   . . . . . . . . . . . . . .         145,100                           151,400
  Prepaid expenses and deposits   . . . . . . . . . . . . . .       1,711,400                         1,948,300
                                                               --------------                    --------------
        Total Current Assets  . . . . . . . . . . . . . . . .      66,080,000                        56,030,200

  Long-term investments   . . . . . . . . . . . . . . . . . .       1,621,000                         1,584,800
  Land, building and equipment  . . . . . . . . . . . . . . .      31,639,800                        26,452,900
  Other assets  . . . . . . . . . . . . . . . . . . . . . . .         918,700                           855,100
                                                               --------------                    --------------
        Total Assets  . . . . . . . . . . . . . . . . . . . .  $  100,259,500                    $   84,923,000
                                                               ==============                    ==============
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . .  $   24,876,300                    $   15,652,600
  Accrued wages and related benefits  . . . . . . . . . . . .      10,476,300                        14,363,800
  Income taxes payable  . . . . . . . . . . . . . . . . . . .         127,300
                                                               --------------                    --------------
        Total Current Liabilities   . . . . . . . . . . . . .      35,479,900                        30,016,400
                                                               --------------                    --------------
Long-Term Liabilities:
  Note payable  . . . . . . . . . . . . . . . . . . . . . . .       5,800,000
  Deferred compensation   . . . . . . . . . . . . . . . . . .       4,027,100                         4,245,500
  Deferred income taxes   . . . . . . . . . . . . . . . . . .         580,500                           599,500
                                                               --------------                    --------------
        Total Long-Term Liabilities. . . . . . . . . . . .  .      10,407,600                         4,845,000
                                                               --------------                    --------------
Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . .         576,800                           573,800
  Capital in excess of par value  . . . . . . . . . . . . . .       6,246,000                         6,014,500
  Retained earnings   . . . . . . . . . . . . . . . . . . . .      47,549,200                        43,473,300
                                                               --------------                    --------------

        Total Stockholders' Equity  . . . . . . . . . . . . .      54,372,000                        50,061,600
                                                               --------------                    --------------

        Total Liabilities and Stockholders' Equity  . . . . .  $  100,259,500                    $   84,923,000
                                                               ==============                    ==============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                                                         For the Six Months Ended
                                                                                               December  31
                                                                                         ------------------------
                                                                                         1995                1994
                                                                                         ----                ----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    4,362,800       $    3,101,200

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        1,623,300            1,444,600
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,000)              (2,100)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .          160,000              114,700
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (59,900)             (33,500)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,281,400)         (2,521,000)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .           236,900             121,600
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .         9,422,700           3,569,500
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .        (3,961,000)         (1,592,600)
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           127,300
                                                                                   --------------      --------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .           611,700           4,202,400
                                                                                   --------------      --------------
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,896,400)         (2,022,000)
     Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . .            56,200               4,000
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .          (174,400)           (175,800)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (34,500)            (42,300)
                                                                                   --------------      --------------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .        (7,049,100)         (2,236,100)
                                                                                   --------------      --------------
Cash flows from financing activities:
     Payment on note payable  . . . . . . . . . . . . . . . . . . . . . . . . .                            (6,133,300)
     Borrowings on note payable . . . . . . . . . . . . . . . . . . . . . . . .         5,800,000
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (286,900)           (285,500)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .           234,500             177,000
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .          (304,900)             (8,800)
                                                                                   --------------      --------------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .         5,442,700          (6,250,600)
                                                                                   --------------      --------------
Net (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .          (994,700)         (4,284,300)
                                                                                   --------------      --------------
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         1,237,000           8,182,100
                                                                                   --------------      --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $      242,300      $    3,897,800
                                                                                   ==============      ==============
The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995


A.    COMPUTATION OF EARNINGS PER SHARE

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                      Average Number of Shares Outstanding

      December 31, 1995                           December 31, 1994

           5,910,779                                    5,909,621


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations

               December 31, 1995 vs December 31, 1994 - Six Months

      Revenues for the period were $121,056,200 versus $106,199,300 for the prior year. The 14% increase in revenues was attributable to expansion on the Department of Education contract and certain Professional Services contracts.

      Costs and expenses grew by 13%. Costs and expenses increased in line with the growth in revenues offset by the absence of costs of the Argentine proposal, reduced i.e.FARS development costs and proposal protest costs incurred in the prior year.

      Income from operations rose due to improved contract margins and the lower costs noted above.

      Interest and other income, net increased due to higher investment gains offset in part by increased interest expense due to larger borrowings under the Company's line of credit arising from equipment commitments on the Argentine contract and accounts receivable growth.

      The provision for income taxes increased as a result of a slightly lower combined federal and state tax rate applied to the higher operating income.

      Net income rose due to the higher operating margins on the expanding contract base.

               December 31, 1995 vs December 31, 1994 - Three Months

      Revenues for the quarter ended December 31, 1995 were $61,183,200 as compared to the comparable quarter last year of $51,968,400. The 18% increase in revenues was attributable primarily to continuing expansion of the Department of Education contract and other existing contracts.


      Costs and expenses rose at a slightly lower rate compared to the increase in revenues. Expenses increased by 17% due to the growth on existing contracts.


      Income from operations rose due to improved contract margins on the growing contract base.

      Interest and other income, net increased despite the lower available investment balances and increased borrowings on the Company's line of credit during the quarter due to realized gains on the sale of investments of approximately $440,000.

      The provision for income taxes increased as a result of a slightly lower combined federal and state tax rate applied to the higher operating income.

      Net income was above last year's comparable quarter due to improved operating margins on the expanding contract base and the higher interest and other income.

                        Comparison of Financial Condition

                   December 31, 1995 Compared to June 30, 1995

      Total assets increased to $100,259,500 from $84,923,000 at June 30, 1995. Working capital increased by approximately $4,586,300 since June 30, 1995. The increase is attributed primarily to the retention of earnings after payment of dividends. Borrowings under the Company's three-year revolving line of credit were used to fund accounts receivable growth.

      Capital expenditures for the year are expected to be in the $8,000,000 range.

                         PART II  --  OTHER INFORMATION

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27   Financial Data Schedule

      (b)   Reports on Form 8-K

            None


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on February 14, 1996.


                                    COMPUTER DATA SYSTEMS, INC.

                                    By        /s/ Wyatt D. Tinsley
                                              ________________________
                                                Wyatt D. Tinsley
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)