Form 10-Q
period 1996-03-31
COMPUTER DATA SYSTEMS INC
filed 1996-05-15
CIK 22989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


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

     The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 5,781,844 on May 10, 1996.

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              COMPUTER DATA SYSTEMS, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                                                  For the Quarter Ended
                                                                                         March 31
                                                                                  ---------------------
                                                                             1996                       1995
                                                                             ----                       ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  64,199,300                $  57,774,600
                                                                       -------------                -------------
Costs and Expenses:

  Salaries, wages and employee benefits   . . . . . . . . . . . . .       34,526,300                   36,303,900
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .       20,060,700                   12,423,300
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .          620,300                      622,800
  Rental of space and equipment   . . . . . . . . . . . . . . . . .          396,200                    1,352,200
  Depreciation and amortization   . . . . . . . . . . . . . . . . .          868,900                      753,100
  Other operating and administrative costs  . . . . . . . . . . . .        3,313,500                    2,751,000

                                                                          59,785,900                   54,206,300
                                                                       -------------                -------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .        4,413,400                    3,568,300
Interest and other income, net  . . . . . . . . . . . . . . . . . .          (81,200)                      53,400
                                                                       -------------                -------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .        4,332,200                    3,621,700

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        1,682,900                    1,385,800
                                                                       -------------                -------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,649,300                $   2,235,900
                                                                       =============                =============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .    $         .44                $         .38
                                                                       =============                =============
Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .    $         .06                $         .05
                                                                       =============                =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               For the Nine Months Ended
                                                                                       March 31
                                                                               -------------------------
                                                                              1996                   1995
                                                                              ----                   ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  185,255,500          $  163,973,900
                                                                      --------------          --------------
Costs and Expenses:
  Salaries, wages and employee benefits   . . . . . . . . . . . . .      100,428,000             103,961,800
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .       57,548,400              35,016,600
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .        2,064,200               1,786,700
  Rental of space and equipment   . . . . . . . . . . . . . . . . .        1,694,200               3,275,200
  Depreciation and amortization   . . . . . . . . . . . . . . . . .        2,492,200               2,197,800
  Other operating and administrative costs  . . . . . . . . . . . .        9,794,200               9,287,200
                                                                      --------------          --------------
                                                                         174,021,200             155,525,300
                                                                      --------------          --------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .       11,234,300               8,448,600
Interest and other income, net  . . . . . . . . . . . . . . . . . .          258,000                 297,600
                                                                      --------------          --------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .       11,492,300               8,746,200

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        4,480,200               3,409,100
                                                                      --------------          --------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    7,012,100          $    5,337,100
                                                                      ==============          ==============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .   $         1.18          $          .90
                                                                      ==============          ==============
Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .   $          .11          $          .10
                                                                      ==============          ==============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                              COMPUTER DATA SYSTEMS, INC.
                              Consolidated Balance Sheets
                                    (Unaudited)

                                                                     March 31,             June 30,
                                                                       1996                  1995
Assets                                                               Unaudited             Audited
                                                                     ---------             -------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . .   $      554,700        $    1,237,000
  Trade accounts receivable   . . . . . . . . . . . . . . . .       66,712,100            52,236,900
  Deferred income taxes   . . . . . . . . . . . . . . . . . .          456,600               456,600
  Income tax refunds receivable   . . . . . . . . . . . . . .          145,000               151,400
  Prepaid expenses and deposits   . . . . . . . . . . . . . .        1,344,200             1,948,300
                                                                --------------        --------------
        Total Current Assets  . . . . . . . . . . . . . . . .       69,212,600            56,030,200

  Long-term investments   . . . . . . . . . . . . . . . . . .        1,647,100             1,584,800
  Land, building and equipment  . . . . . . . . . . . . . . .       32,117,000            26,452,900
  Other assets  . . . . . . . . . . . . . . . . . . . . . . .          941,600               855,100
                                                                --------------        --------------
        Total Assets  . . . . . . . . . . . . . . . . . . . .   $  103,918,300        $   84,923,000
                                                                ==============        ==============
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . .   $   25,239,400        $   15,652,600
  Accrued wages and related benefits  . . . . . . . . . . . .       14,686,400            14,363,800
  Income taxes payable  . . . . . . . . . . . . . . . . . . .          115,800
                                                                --------------        --------------
        Total Current Liabilities   . . . . . . . . . . . . .       40,041,600            30,016,400
                                                                --------------        --------------
Long-Term Liabilities:
  Note payable  . . . . . . . . . . . . . . . . . . . . . . .        2,500,000
  Deferred compensation   . . . . . . . . . . . . . . . . . .        4,083,000             4,245,500
  Deferred income taxes   . . . . . . . . . . . . . . . . . .          580,600               599,500
                                                                --------------        --------------
        Total Long-Term Liabilities   . . . . . . . . . . . .        7,163,600             4,845,000
                                                                --------------        --------------
Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . .          577,200               573,800
  Capital in excess of par value  . . . . . . . . . . . . . .        6,283,400             6,014,500
  Retained earnings   . . . . . . . . . . . . . . . . . . . .       49,852,500            43,473,300
                                                                --------------        --------------
        Total Stockholders' Equity  . . . . . . . . . . . . .       56,713,100            50,061,600
                                                                --------------        --------------
        Total Liabilities and Stockholders' Equity  . . . . .   $  103,918,300        $   84,923,000
                                                                ==============        ==============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          For the Nine Months Ended
                                                                                                   March 31
                                                                                          -------------------------
                                                                                          1996                 1995
                                                                                          ----                 ----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    7,012,100         $    5,337,100

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        2,492,200              2,197,800
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          (18,900)                (2,100)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .          234,300                178,600
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (90,500)               (59,600)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,468,800)            (5,145,700)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .          604,100                (83,000)
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .        9,785,800              3,082,700
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .          249,100              3,058,900
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          115,800                 24,700
                                                                                  --------------          -------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .        5,915,200              8,589,400
                                                                                  --------------          -------------
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,255,900)            (3,180,100)
     Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . .           59,800                  4,400
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .         (174,400)              (171,400)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43,100)               (40,000)
                                                                                  --------------          -------------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .       (8,413,600)            (3,387,100)
                                                                                  --------------          -------------
Cash flows from financing activities:
     Payment on note payable  . . . . . . . . . . . . . . . . . . . . . . . . .                              (6,133,300)
     Borrowings on note payable . . . . . . . . . . . . . . . . . . . . . . . .        2,500,000
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (633,000)              (571,600)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .          272,400                219,100
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .         (323,300)               (13,200)
                                                                                  --------------          -------------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .        1,816,100             (6,499,000)
                                                                                  --------------          -------------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .         (682,300)            (1,296,700)
                                                                                  --------------          -------------
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .        1,237,000              8,182,100
                                                                                  --------------          -------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .   $      554,700          $   6,885,400
                                                                                  ==============          =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996


A.   COMPUTATION OF EARNINGS PER SHARE
     ---------------------------------
    Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                      Average Number of Shares Outstanding
                      ------------------------------------

                March 31, 1996                      March 31, 1995
                --------------                      --------------
                  5,928,024                           5,898,029


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations
                              ---------------------
                 March 31, 1996 vs March 31, 1995 - Nine Months

     Revenues for the period were $185,255,500 versus $163,973,900 for the prior year. The 13% increase in revenues was attributable to expansion on the Department of Education contract and certain Professional Services contracts.

     Costs and expenses grew by 12%. Costs and expenses increased in line with the growth in revenues offset by the absence of costs of the Argentine proposal, reduced i.e.FARS development costs and proposal protest costs incurred in the prior year.

     Income from operations rose due to improved contract margins, higher margins on licensing revenues, and the lower costs noted above.

     Interest and other income, net decreased due to higher investment gains more than offset by increased interest expense due to larger borrowings under the Company's line of credit arising from equipment commitments on the Argentine contract and accounts receivable growth.

     The provision for income taxes increased as a result of the higher operating income.

     Net income rose due to the higher operating margins on the expanding contract base.

                  March 31, 1996 vs March 31, 1995 - Three Months

     Revenues for the quarter ended March 31, 1996 were $64,199,300 as compared to the comparable quarter last year of $57,774,600. The 11% increase in revenues was attributable primarily to continuing expansion of the Department of Education contract and other existing contracts.

     Costs and expenses rose at a slightly lower rate compared to the increase in revenues. Expenses increased by 10% due to the growth on existing contracts.

     Income from operations rose due to improved contract margins on the growing contract base and increased licensing revenues.

     Interest and other income, net decreased due to the lower available investment balances and increased borrowings on the Company's line of credit during the quarter.

     The provision for income taxes increased as a result of the higher operating income.

     Net income was above last year's comparable quarter due to improved operating margins on the expanding contract base.

                        Comparison of Financial Condition
                        ---------------------------------

                     March 31, 1996 Compared to June 30, 1995

     Total assets increased to $103,918,300 from $84,923,000 at June 30, 1995. Working capital increased by approximately $3,157,200 since June 30, 1995. The increase is attributed primarily to the retention of earnings after payment of dividends. Borrowings under the Company's three-year revolving line of credit were used to fund accounts receivable growth.

     Capital expenditures for the year are expected to be in the $9,000,000 range.



                         PART II  --  OTHER INFORMATION

ITEMS 1-5.     Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27   Financial Data Schedule


     (b)  Reports on Form 8-K

          On April 11, 1996, the registrant filed a Current Report on Form 8-K pursuant to Item 5 thereof, reporting the appointment of Peter A. Bracken as President and Chief Executive Officer, effective May 13, 1996.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on May 15, 1996.


                              COMPUTER DATA SYSTEMS, INC.

                              By   /s/ Wyatt D. Tinsley
                                 ------------------------
                                 Wyatt D. Tinsley
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)