Form 10-K
period 1996-06-30
COMPUTER DATA SYSTEMS INC
filed 1996-09-30
CIK 22989

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                     FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 1996
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 3, 1996 was $118,328,733, based on the closing price of $21.50 per share. As of that date, 5,937,470 shares of Common Stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                              PART OF 10-K

Portions of the Definitive Proxy Statement
 filed pursuant to Regulation 14A                    Part III, Items 10-13

                                     PART I


ITEM 1.     BUSINESS

Principal Services Rendered
- ---------------------------

            Computer Data Systems, Inc. (the "Corporation"), was incorporated in the State of Maryland in 1968. The Corporation provides information technology services and products including system integration, software engineering/re-engineering, development and maintenance, data base support, data center management and processing services, and telecommunications engineering. The Corporation's products include CASE tools as well as financial and accounting, debt management, loan and mortgage processing, and biometric identification systems. The Corporation's 3,200 employees serve a wide array of government and private industry customers with information technology expertise, systems, and products. The Corporation provides information technology solutions on more than 100 current contracts from 23 office locations.

            The Corporation's operations are concentrated in two business segments. In 1996, the Corporation reorganized these business segments into two unincorporated operating companies, CDSI Information Technology Solutions Company (CDSI ITS) and CDSI Business Applications Solutions Company (CDSI BAS). Information with respect to such business segments may be found in Note 9 to the Corporation's Consolidated Financial Statements.

            Of these business segments, the larger CDSI ITS (formerly Professional Services Group) primarily markets its expertise in software programming and network engineering to those federal government agencies that demand highly technical information technology solutions. CDSI ITS applies proven information technology to design, implement, and operate data center facilities, networks, imaging systems, interactive databases, automated biometric identification tools, and information management and reporting systems.

            CDSI BAS (formerly Data Processing Support Services Group) provides financial systems and services to include debt collection, pension trust fund support, loan processing, cash management, mortgage servicing, and fulfillment systems and services. In addition, CDSI BAS markets the Corporation's proprietary software packages and CASE re-engineering tools. The suite of CASE tools enhances the development and maintenance of COBOL programs and increases operational reliability and maintainability. CDSI BAS also operates a modern data center, which services the information processing requirements, both mainframe and client-server, of numerous federal and commercial clients. Data center services include the full range of associated technical support: LAN administration, system and data security, data integrity, user training, office automation support, hotline support, and courier services.

            Recent awards include new contracts with the Lockheed Martin Corporation, the Department of Transportation and the Federal Communications Commission and subcontract work for Systems Research and Applications Corporation. The Corporation also received two contracts for its i.e.FARS system with the Department of Education and the Export Import Bank of the United States. In addition, the Corporation was awarded a contract to continue to provide facilities management support with the General Services Administration Information Technology Service. The contract, covering over 900 current employees, is for one year with four one year options and has a total estimated value of $200 million through September 2001.

            In March 1995, the Corporation's Argentine subsidiary along with the prime contractor NetStar S.A., was awarded a contract with the Banco Social de Cordoba to automate the state-owned Quiniela lottery. However, after successfully completing acceptance testing on the prototype and investing $11 million in hardware and software development in the contract, a decree was issued by the outgoing Governor of Cordoba on his last day in office effectively cancelling all work on the contract and reopening the bidding process from the initial receipt of proposals. In July 1996, the contract was reinstated. The Corporation is currently beginning the implementation schedule.

            Most contracts are awarded on the basis of competitive bidding, and are generally structured as time-and-materials, cost-plus-fixed-fee, fixed-price, or unit-price contracts. Such contracts include specific objectives and performance periods ranging upwards of several years.

            Under time-and-materials contracts, the Corporation receives a fixed hourly rate intended to cover salary costs attributable to work performed under the contract, including related expenses and a specified profit margin. Under cost-plus-fixed-fee contracts, the Corporation is reimbursed for allowable costs and is paid a negotiated fee. Under fixed-priced and unit-priced contracts, the Corporation bears the risk of increased or unexpected costs and benefits if its costs are lower than estimated. Key factors in the award of such contracts have been technical expertise, past performance, and pricing.

Market and Competition
- ----------------------

            A substantial number of companies offer information technology services and products that overlap and are competitive with those offered by the Corporation. These include: (1) companies that offer one or more information technology services as a main line of their business; (2) computer manufacturers who offer the same information technology services as adjunct technical support for their equipment or as separate functions; and (3) companies primarily engaged in other businesses that also outsource their information technology facilities, services and expertise.

            The Corporation has many competitors in each of the areas in which it does business. Some of its competitors are large, diversified firms having substantially greater financial resources and larger technical staffs than the Corporation. The primary competitive factors in the market are technical qualifications, management performance, and price. Greater emphasis on value rather than simply price considerations has been noted in recent contract awards.

            While the federal market for the Corporation's services is projected to grow 5-8% annually, increasing federal regulation, continuing competition for qualified technical personnel, and narrow profit margins are characteristic of this highly competitive industry. In recent years, the trend toward consolidation of existing contracts and an emphasis on fixed-price contracts has grown. Economic uncertainty and federal budget pressures continued to affect the marketplace in 1996.

Dependence on Government Contracts
- ----------------------------------

            The Corporation's business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. The Corporation's contracts are not subject to renegotiation of profits. In the event of termination for convenience, the Corporation would be reimbursed for the costs of terminating the contract.

            In fiscal year 1996, CDSI ITS sales to the General Services Administration were $93,249,900 (37%) and CDSI BAS sales to the Department of Education were $67,376,900 (27%). In fiscal year 1995, CDSI ITS sales to the General Services Administration and the Department of Energy were $89,117,600 (40%) and $46,160,400 (21%) respectively. CDSI BAS revenues from the Department of Education were $25,642,500 (12%) in fiscal year 1995. In fiscal year 1994, CDSI ITS sales to the General Services Administration and Department of Energy were $82,837,900 (40%) and $48,491,600 (24%), respectively.

Backlog
- -------

            As of June 30, 1996, the Corporation had a funded backlog of approximately $161,073,400 compared to $179,998,200 as of June 30, 1995.
The Corporation expects that virtually all of the backlog will be fulfilled during the current fiscal year. Most contracts are subject to termination at the convenience of the government client.

Other Matters
- -------------

            The Corporation is not materially dependent upon any raw materials for its products and holds no material patents, licenses, or franchises. However, the Corporation offers for license its proprietary software products:
Information Engineered Financial Accounting and Reporting System (i.e.FARS(TM)); Debt Management and Collection System (DMCS); Cash Management System (CMS); Automated Biometric Identification System (ABIDS(TM)); Executive Information Management System (Executive Touch(TM)) and a suite of re-engineering tools including SCAN/COBOL, SUPERSTRUCTURE(R), RETOOL(C), COBOL-METRICS, and SLEUTH.

            The Corporation does not experience any seasonal variations in its levels of operations, and neither the Corporation nor its subsidiaries currently have any significant foreign operations.

ITEM 2.     PROPERTIES

            The Corporation owns its corporate headquarters building at One Curie Court, Rockville, Maryland. The 130,000 square foot facility is used by both business segments.

            The Corporation is a partner in a general partnership which owns a 25,000 square foot office building in California, Maryland. The building has been leased to a tenant through September 1998.

            In connection with certain professional services contracts, the Corporation leases general office space in the following locations: Huntsville and Montgomery, Alabama; Rosslyn, Virginia; Atlanta, Georgia; Fort Worth and San Antonio, Texas; Beavercreek, Ohio; Mt. Prospect, Illinois; Vicksburg, Mississippi; Pensacola, Florida; Kansas City, Kansas; St. Louis, Missouri; Denver, Aurora and Fort Collins, Colorado; Bedford, Indiana; New Orleans, Louisiana; Cambridge Massachusetts; Cary, North Carolina; and Midwest City, Oklahoma. The leases provide space ranging from 500 to 35,000 square feet and annual extension options concurrent with the Corporation's current contract performance periods.

            In the opinion of management, the Corporation's current space is adequate for its operating needs.

ITEM 3.     LEGAL PROCEEDINGS

            The Corporation is party to various legal proceedings arising in the normal course of its business. Management of the Corporation does not believe that the outcome of any of these proceedings will have a material adverse effect on the Corporation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Corporation's common stock, par value $.10 per share ("Common Stock") is publicly traded on the Nasdaq Stock Market ("Nasdaq") and is quoted under the symbol "CDSI."

            As of September 3, 1996, there were 678 record holders of Common Stock. The number of record holders was determined from the records of the Corporation's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Corporation estimates that there are approximately 3,000 stockholders.

            The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock and dividends per share paid for fiscal years 1995 and 1996.

               1995 - 1996                       1994 - 1995                            DIVIDENDS PER SHARE

Quarter            High             Low               High              Low             1996          1995
- -------            ----             ---               ----              ---             ----          ----

First           $11  3/4         $ 9  5/8           $14  1/4         $10  3/4         $  .05         $  .05
Second           16               10                 12  1/2           8  3/4
Third            19  1/4          11  3/4            10  1/2           8  1/2            .06            .05
Fourth           24  1/4          15  1/2            11  1/4           9  1/2

            The Corporation has paid semi-annual dividends since 1976. The payment and amount of any future dividends will necessarily depend upon the existing conditions, including the Corporation's earnings, financial condition, working capital requirements, and other factors.

ITEM 6.     SELECTED FINANCIAL DATA

                                1996            1995            1994             1993            1992
                                ----            ----            ----             ----            ----
Revenues                 $  251,098,700  $  220,667,000  $  205,923,300  $  180,958,500    $  141,698,600
Costs & expenses            235,368,600     207,903,800     193,706,500     172,245,800       136,296,900
                         --------------  --------------  --------------  --------------    --------------
Income from
   operations                15,730,100      12,763,200      12,216,800       8,712,700         5,401,700
Interest and other
   income, net                  267,900         420,000         290,400          71,000           198,200
                         --------------  --------------  --------------  --------------    --------------
Income before
   income taxes              15,998,000      13,183,200      12,507,200       8,783,700         5,599,900
Provision for
   income taxes               6,228,800       5,132,300       4,777,800       3,276,300         2,088,800
                         --------------  --------------  --------------  --------------    --------------

Net Income               $    9,769,200  $    8,050,900  $    7,729,400  $    5,507,400    $    3,511,100
                         ==============  ==============  ==============  ==============    ==============

Net Income per
   Common Share          $         1.65  $         1.36  $         1.31  $          .97    $          .64

Dividends per
   Common Share          $          .11  $          .10  $          .09  $          .08    $         .075

Total assets             $  103,053,900  $   84,923,000  $   77,295,900  $   68,189,300    $   57,665,800

Long-term debt                                           $   4,533,300   $    6,133,300    $   10,905,200


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 Compared With 1995
- -----------------------

            Revenues in fiscal year 1996 increased approximately 14% from 1995. The increase resulted primarily from the CDSI BAS (formerly Data Processing Support Services) Department of Education contract. CDSI BAS revenues grew 95% primarily as a result of $42 million growth in the Department of Education contract. The expiration of a large CDSI ITS (formerly Professional Services) contract during 1995 and the reduced scope on the Department of Energy contract partially offset the increase in revenues. In fiscal year 1996, CDSI ITS accounted for 65% of consolidated revenues and 60% of income from operations. CDSI BAS accounted for 35% of consolidated revenues and 40% of income from operations for the year.

            Costs and expenses increased approximately 13%. Costs which contributed to the increase in expenses included a significant increase in subcontractor costs primarily related to our Department of Education contract, investments in software for the Corporation's internal systems, and continued emphasis on marketing initiatives.

            Income from operations was $15,730,100 compared to $12,763,200 in the prior period. Operating margins increased to 6.3% from 5.7%. Margins increased principally as a result of higher volume levels on contracts in both segments. Concurrent with the higher revenue volumes, reductions in i.e.FARS proprietary development costs, proposal protest costs, and proposal costs related to the Argentina gaming contract aided the margin improvement.

            Interest and other income, net decreased by $152,000 due to higher investment gains more than offset by increased interest expense arising from larger borrowing under the Corporation's line of credit for equipment commitments on the Argentina contract and accounts receivable growth.

            The provision for income taxes increased due to higher operating income before income taxes.

            Net income increased by $1,718,300 due to improved operating results.

1995 Compared With 1994
- -----------------------

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

1994 Compared With 1993
- -----------------------

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

            Costs and expenses increased approximately 12%, a lower rate than the increase in revenues. This resulted from operating efficiencies realized as the Corporation's business base expanded, higher margins on new contracts replacing previous contracts, and a $732,100 savings in interest expense charged to other general and administrative expenses due to the April 1993 refinancing of the headquarters building mortgage. The positive effects were offset in part by increased bid and proposal expenses, legal costs associated with the Department of Energy bid protest, and software development costs of $600,000.

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


Liquidity
- ---------

            The Corporation's working capital increased by $3,952,900 to $29,966,700 at June 30, 1996. The increase was attributable to net income retained after dividends paid of $633,000 offset by capital expenditures of approximately $9.7 million including $4.7 million for the Argentina contract. As the Corporation bids larger, more complex contracts in both the government and commercial markets, capital expenditures may be required that are not directly reimbursable. Such commitments and other working capital requirements are expected to be met with internally generated funds. In addition, the Corporation has $22 million available its bank line of credit facilities.

            Increased win rates on contract proposals are an integral part of the Corporation's long-term growth. The Corporation is continuing to invest in its business development, marketing, and proposal resources.

Capital Resources
- -----------------

            Capital expenditures in fiscal year 1996 were approximately $9,700,000 for data processing equipment and software and were funded internally. Capital expenditures in fiscal year 1997 are expected to approximate $4,000,000 and are anticipated to be funded from internally generated working capital and existing credit facilities. However, in the event the Corporation engages in any merger or acquisition activities, the additional capital that may be required will be funded from external sources.


Impact of Recently Issued Accounting Standards
- ----------------------------------------------

            In March 1995, the FASB issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assests that are expected to be disposed of. The Corporation will adopt Statement 121 in the first quarter of Fiscal Year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.


Effects of Inflation
- --------------------

            The majority of the Corporation's contracts provide for annual adjustments on prices. Increases in revenues are primarily the result of increased levels of service and product sales rather than price increases.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Report of Independent Auditors

Consolidated Statements of Operations for the years ended
June 30, 1996, 1995 and 1994

Consolidated Balance Sheets as of June 30, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended
June 30, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements for the years ended
June 30, 1996, 1995 and 1994

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Computer Data Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Computer Data Systems, Inc. and subsidiaries, as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Data Systems, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                         /s/ Ernst & Young LLP

Washington, D.C.
July 26, 1996

                            COMPUTER DATA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years Ended June 30
                                                                       -------------------
                                                            1996                 1995                  1994
                                                            ----                 ----                  ----
Revenues                                             $  251,098,700       $  220,667,000        $  205,923,300
Costs and Expenses:                                  --------------       --------------        --------------
    Salaries, wages and benefits                        135,370,400          138,758,200           141,577,500
    Subcontractors                                       78,481,000           47,469,900            31,791,900
    Travel, relocation, and subsistence                   2,786,400            2,600,500             2,293,200
    Rental of space and equipment                         1,961,900            4,058,000             3,295,100
    Depreciation and amortization                         3,419,500            2,937,500             2,089,400
    Other operating and administrative costs             13,349,400           12,079,700            12,659,400
                                                     --------------       --------------        --------------
                                                        235,368,600          207,903,800           193,706,500
                                                     --------------       --------------        --------------

Income from operations                                   15,730,100           12,763,200            12,216,800
Interest and other income, net                              267,900              420,000               290,400
                                                     --------------       --------------        --------------
Income before income taxes                               15,998,000            3,183,200            12,507,200
Provision for income taxes:                          --------------       --------------        --------------

    Current                                               6,453,100            4,678,300             4,946,100
    Deferred                                               (224,300)             454,000              (168,300)
                                                     --------------       --------------        --------------
                                                          6,228,800            5,132,300             4,777,800
                                                     --------------       --------------        --------------

Net Income                                           $    9,769,200       $    8,050,900        $    7,729,400
                                                     ==============       ==============        ==============

Net income per common share                          $         1.65       $         1.36        $         1.31
                                                     ==============       ==============        ==============

                    See notes to consolidated financial statements.

                            COMPUTER DATA SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                                June 30
                                                                     1996                     1995
Assets                                                               ----                     ----
Current Assets:
     Cash and cash equivalents                               $    3,639,600            $    1,237,000
     Trade accounts receivable                                   61,479,200                52,236,900
     Deferred income taxes                                        1,252,300                   456,600
     Income tax refunds receivable                                  151,100                   151,400
     Prepaid expenses and deposits                                1,255,300                 1,948,300
                                                             --------------            --------------
            Total Current Assets                                 67,777,500                56,030,200

     Long-term investments                                        1,922,000                 1,584,800
     Land, building, and equipment                               32,403,100                26,452,900
     Other assets                                                   951,300                   855,100
                                                             --------------            --------------
            Total Assets                                     $  103,053,900            $   84,923,000
                                                             ==============            ==============
Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable and accrued liabilities                $   23,149,400            $   15,652,600
     Accrued wages and related benefits                          13,875,000                14,363,800
     Current income taxes payable                                   786,400
                                                             --------------            --------------
            Total Current Liabilities                            37,810,800                30,016,400
                                                             --------------            --------------
Deferred compensation                                             4,583,500                 4,245,500
Deferred income taxes                                               409,000                   599,500

Stockholders' Equity
     Common stock, par value $.10; 30,000,000
            shares authorized; 5,867,330 shares
            outstanding in 1996 and 5,737,842
            shares in 1995                                          586,700                   573,800
     Capital in excess of par value                               7,625,900                 6,014,500
     Retained earnings                                           52,037,100                43,473,300
                                                             --------------            --------------
            Total Stockholders' Equity                           60,249,700                50,061,600
Commitments and contingencies (Note 10)                      --------------            --------------

            Total Liabilities and Stockholders'
            Equity                                           $  103,053,900            $   84,923,000
                                                             ==============            ==============

                  See notes to consolidated financial statements.

                             COMPUTER DATA SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Years Ended June 30
                                                                        -------------------
                                                        1996                      1995                1994
                                                        ----                      ----                ----
Net Income                                         $  9,769,200             $  8,050,900        $  7,729,400
Adjustments to reconcile to net cash
provided by operating activities:
    Depreciation and amortization                     3,419,500                2,937,500           2,089,400
    Deferred income taxes                              (224,300)                 454,000            (168,300)
    Deferred compensation                               679,600                  849,100             682,200
    Other                                               (34,100)                (121,800)            (52,600)

Net cash provided by (used in) changes
in operating assets and liabilities:
    Accounts receivable                              (9,242,000)             (10,002,200)          3,498,300
    Prepaid expenses and deposits                       (68,000)                (677,400)            104,200
    Accounts payable and accrued liabilities          8,239,100                3,326,200           1,352,000
    Accrued wages and related benefits                 (488,800)               1,628,300             461,500
                                                   ------------             ------------        ------------
Net cash provided by  operating activities           12,050,200                6,444,600          15,696,100
                                                   ------------             ------------        ------------
Cash flows from investing activities:
    Capital expenditures                             (9,729,600)              (6,982,800)         (6,101,400)
    Proceeds from sale of equipment                     217,400                  207,100              23,800
    Purchase of long-term investments                  (174,400)                (166,800)           (165,000)
    Other                                               (38,300)                 (33,700)           (148,400)
                                                   ------------             ------------        ------------
Net cash used in investing activities                (9,724,900)              (6,976,200)         (6,391,000)
                                                   ------------             ------------        ------------
Cash flows from financing activities:
    Payments on notes payable                        (8,000,000)              (7,633,300)         (1,600,000)
    Borrowings on note payable                        8,000,000                1,500,000
    Cash dividends                                     (633,000)                (571,600)           (506,800)
    Exercise of stock options                         1,051,900                  309,200             951,200
    Payment of deferred compensation                   (341,600)                 (17,800)            (68,600)
                                                   ------------             ------------        ------------

Net cash provided by (used in) financing activities      77,300               (6,413,500)         (1,224,200)
                                                   ------------             ------------        ------------
Net (decrease) increase in cash
     and cash equivalents                             2,402,600               (6,945,100)          8,080,900
                                                   ------------             -------------        ------------
Cash and cash equivalents at
     beginning of year                                1,237,000                8,182,100             101,200
                                                   ------------             ------------        ------------
Cash and cash equivalents at
     end of year                                   $  3,639,600             $  1,237,000        $  8,182,100
                                                   ============             ============
Supplemental cash flow information:
Interest paid                                      $    230,400             $     95,100        $    448,500
Income taxes paid                                  $  5,704,400             $  4,513,100        $  4,627,200

                      See notes to consolidated financial statements.

                            COMPUTER DATA SYSTEMS, INC.
          Consolidated Statements of Changes in Stockholders' Equity

                                                           Years Ended June 30, 1996, 1995, and 1994
                                                           -----------------------------------------
                                                                   Capital in
                                            Common Stock           Excess of        Retained
                                       Shares         Amount       Par Value        Earnings          Total
                                       ------         ------       ----------       --------          -----
Balance at June 30, 1993            5,569,878     $    557,000   $  4,266,000    $ 29,276,300    $ 34,099,300

Exercise of stock options, net        120,041           12,000        926,600        (359,000)        579,600
Tax benefit arising from exercise
  of non- qualified stock options                                     371,600                         371,600
Cash dividends                                                                       (506,800)       (506,800)
Net income for the year                                                             7,729,400       7,729,400
                                    ---------     ------------   ------------    ------------    ------------
Balance at June 30, 1994            5,689,919          569,000      5,564,200      36,139,900      42,273,100

Exercise of stock options, net         47,923            4,800        318,100        (145,900)        177,000
Tax benefit arising from exercise
  of non-qualified stock options                                      132,200                         132,200
Cash dividends                                                                       (571,600)       (571,600)
Net income for the year                                                             8,050,900       8,050,900
                                    ---------     ------------   ------------    ------------    ------------
Balance at June 30, 1995            5,737,842          573,800      6,014,500      43,473,300      50,061,600

Exercise of Stock Options, net        129,488           12,900        867,900        (572,400)        308,400
Tax Benefit arising from exercise
   of non-qualified stock options                                     743,500                         743,500
Cash Dividends                                                                       (633,000)       (633,000)
Net Income for the year                                                             9,769,200       9,769,200
                                    ---------     ------------   ------------    ------------    ------------
Balance at June 30, 1996            5,867,330     $    586,700   $  7,625,900    $ 52,037,100    $ 60,249,700
                                    =========     ============   ============    ============

                  See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996, 1995, and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Computer Data Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Depreciation and Amortization. Furniture, computer equipment and software, and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives on the straight-line basis. Building and improvements are depreciated over a useful life of forty years. The useful lives of furniture and equipment range from five to ten years.

Investments. Deferred annuity contracts included in long-term investments are carried at cost plus accrued interest, which approximates fair market value.

Income Taxes. The Corporation computes deferred income taxes under the liability method. Deferred taxes are based on timing differences between financial statement and income tax purposes, using the enacted tax rates in effect during the years in which the differences are expected to reverse.
Net Income Per Common Share. Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each year. Common stock equivalent shares include the number of shares issuable upon exercise of outstanding stock options, reduced by the number of shares that could have been repurchased with the proceeds of such options.

Statements of Cash Flows. For purposes of the statements of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to current year classifications.
Stock Based Compensation.  During 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation costs for those plans using the intrinsic value method of accounting prescribed in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, the Corporation will not change its method of accounting for stock options but will provide the additional required disclosures beginning in fiscal 1997.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in particular estimates of anticpated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. ACCOUNTS RECEIVABLE Trade accounts receivable contain no allowance for doubtful accounts. The components of trade accounts receivable are as follows:

                                                           June 30, 1996        June 30, 1995
                                                           -------------        -------------
         U.S. Government                                   $ 59,099,700         $ 50,693,600
         Commercial                                           2,379,500            1,543,300
                                                           ------------         ------------
                                                           $ 61,479,200         $ 52,236,900
                                                           ============         ============

      Accounts receivable include unbilled costs and accrued profits on contracts as follows:

                                                           June 30, 1996        June 30, 1995
                                                           -------------        -------------
         Excess of actual indirect costs over
           amounts currently billable under cost
           reimbursable contracts                          $  1,293,800         $    869,200
         Contract retainages not currently
           billable                                             269,900              364,000
         Fixed price work not currently billable              1,877,000            6,856,600
                                                           ------------         ------------
                                                           $  3,440,700         $  8,089,800
                                                           ============         ============

      To the extent not billable at June 30, 1996 and 1995, unbilled costs and accrued profits above are billable upon delivery or acceptance of services, upon receipt of contract funding, or upon contract completion. Of the above unbilled costs and accrued profits at June 30, 1996, approximately $1,562,800 are not expected to be billed and collected within one year.

3.  LAND, BUILDING, AND EQUIPMENT

                                                            June 30, 1996         June 30, 1995
                                                            -------------         -------------
         Land                                                $  2,200,000         $  2,200,000
         Furniture                                              4,652,400            5,093,000
         Computer equipment and software                       29,563,200           21,728,000
         Building and improvements                             15,121,900           15,132,000
                                                             ------------         ------------
                                                               51,537,500           44,153,000

         Less accumulated depreciation
           and amortization                                   (19,134,400)         (17,700,100)
                                                             ------------         ------------
                                                             $ 32,403,100         $ 26,452,900
                                                             ============         ============

4. OTHER ASSETS The Corporation maintains a program to provide senior executives with additional life insurance coverage, supplementing the coverage available under the Corporation's group insurance plan. Under the program, officers participate with the Corporation in the payment of premiums. The Corporation has an interest in such policies to the extent of its accumulated premium payments.

5. LINE OF CREDIT The Corporation has an $8 million, three-year revolving credit and a $14 million demand facility. Interest rates on these unsecured facilities are at LIBOR plus 110-120 basis points. Interest expense on the Corporation's line of credit facilities was $185,400, $1,600, and $3,200 in 1996, 1995, and 1994 respectively. Such interest expense is included in the interest and other income, net.

6. STOCK OPTIONS The Corporation has granted incentive and non-qualified stock options to certain employees and non-employee directors under the 1982 plan, which expired in 1992. The employee options are exercisable in cumulative annual installments after one year and before the end of the fourth year from date of grant. The non-employee director options become exercisable in annual installments over a five-year period. At June 30, 1996, there are no options available to purchase shares.

      The following table summarizes the changes in the number of common shares under the 1982 option plan during fiscal years 1996, 1995, and 1994.

                                                                Number                    Per Share
1982 Plan                                                      of Shares                 Option Price
- ---------                                                      ---------                 ------------
Outstanding Balance at June 30, 1993                            189,836              $ 4.88   -  $ 7.69
     Exercised                                                 (117,734)               4.88   -    7.69
     Expired                                                    (29,700)               4.88   -    7.69
                                                               --------              ------------------

Outstanding Balance at June 30, 1994                             42,402                4.88   -    5.50
     Exercised                                                  (32,400)                     5.50
                                                               --------              ------------------
Outstanding Balance at June 30, 1995                             10,002                      4.88
     Exercised                                                  (10,002)             $       4.88
                                                               ========              ==================

    In November 1991, the stockholders approved a long-term incentive plan that provides for the granting of incentive awards to various employees and officers of the Corporation. The plan also provides for the annual grant of non-qualified options for 1,500 shares to each of the non-employee directors. The employee options are exercisable in cumulative annual installments after one year and before the end of the fifth year. The non-employee directors' options are fully exercisable one year after grant and before the end of the fifth year. At June 30, 1996, options to purchase 166,017 shares are exercisable. The following table summarizes the changes in the number of common shares under the 1991 option plan during fiscal years 1996, 1995, and 1994.


                                                                 Number                    Per Share
1991 Plan                                                      of Shares                 Option Price
- ---------                                                      ---------                 ------------
Outstanding Balance at June 30, 1993                            298,150              $ 4.19   - $ 9.50
     Granted                                                    178,400                      8.75
     Exercised                                                  (35,983)               4.19   -   5.75
     Expired                                                    (12,300)               4.19   -   9.50
                                                              ---------            -------------------
Outstanding Balance at June 30, 1994                            428,267                4.19   -   8.75
     Granted                                                    144,900               11.50   -  14.13
     Exercised                                                  (29,600)               4.19   -   8.75
     Expired                                                     (6,000)               8.75   -  14.13
                                                              ---------            -------------------
Outstanding Balance at June 30, 1995                            537,567                4.19   -  14.13
     Granted                                                    219,900               10.50   -  21.75
     Exercised                                                 (148,050)               4.19   -  14.13
     Expired                                                    (29,700)               4.19   -  14.13
                                                              ---------            -------------------
Outstanding Balance at June 30, 1996                            579,717              $ 4.19   - $21.75
                                                              =========            ===================

      Proceeds from the exercise of options are credited to the capital accounts in the year the options are exercised. The Corporation received 28,564, 14,077, and 41,676 shares in payment for the exercise of 104,168, 31,200, and 61,200 shares under option during the years ended June 30, 1996, 1995, and 1994, respectively.

7. EMPLOYEE INCENTIVE PLANS The Corporation has incentive compensation plans for officers and certain key employees. The incentive compensation plans' formulas are reviewed and approved annually by the Board of Directors. Operations were charged $2,742,200, $2,546,600, and $2,496,600 to fund the incentive compensation plans for the years ended June 30, 1996, 1995, and 1994, respectively. Under the terms of the incentive compensation plans, officers may elect to defer payment of all or a portion of the amount awarded under the plan until retirement or termination of employment with the Corporation. The deferred amounts earn interest, compounded quarterly at the greater of the current 13-week Treasury bill rate effective the beginning of each quarter, or 7%.

      The Corporation has defined contribution retirement plans for eligible employees. Contributions to the plans are discretionary as determined by the Board of Directors. Operations were charged $2,079,300, $1,974,500 and $2,083,300 to fund the plans in 1996, 1995, and 1994, respectively. Under terms of the plans, contributions for the benefit of certain long-term employees are made to a non-qualified supplemental deferred retirement account.

8. PROVISION FOR INCOME TAXES The income tax provision is summarized as follows:

                                                   1996                 1995              1994
                                                   ----                 ----              ----
Federal income taxes:
       Current                               $  5,446,000         $  4,210,500      $  4,178,000
       Deferred                                  (189,300)             408,600          (150,600)
                                             ------------         ------------      ------------
       Total federal income taxes               5,256,700            4,619,100         4,027,400
                                             ------------         ------------      ------------

State income taxes:
       Current                                  1,007,100              467,800           768,100
       Deferred                                   (35,000)              45,400           (17,700)
                                             ------------         ------------      ------------
       Total state income taxes                   972,100              513,200           750,400
                                             ------------         ------------      ------------
Total income taxes provided                  $  6,228,800         $  5,132,300      $  4,777,800
                                             ============         ============      ============

     The difference between the tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                                   1996                 1995              1994
                                                   ----                 ----              ----
Income tax computed at
federal statutory rate                       $  5,599,800         $  4,610,300      $  4,274,900
Add:
State income tax,
net of federal tax benefit                        629,000              522,000           502,900
                                             ------------         ------------      ------------
Total income taxes                           $  6,228,800         $  5,132,300      $  4,777,800
                                             ------------         ------------      ------------
Effective tax rate                                  38.9%                38.9%             38.2%

                                             ============         ============      ============

     Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Corporation believes a valuation allowance is not required.

     The components of the Corporation's deferred tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                    Deferred Tax Assets (Liabilities)
                                                    ---------------------------------
                                                      1996                 1995
                                                      ----                 ----
Deferred compensation                            $  1,760,000         $  1,613,300
Depreciation and amortization                      (2,085,000)          (1,958,700)
Annuity interest                                     (400,700)            (381,200)
Accrued vacation benefits                             618,100              674,200
Stock Options                                         779,800               39,200
Other                                                 170,200             (129,700)
                                                 ------------          -----------
Total deferred taxes, net                        $    842,400          $  (142,900)
                                                 ============          ===========

9. BUSINESS SEGMENT INFORMATION The Corporation operates in two business segments: CDSI ITS (formerly Professional Services) and CDSI BAS (formerly Data Processing Support Services). CDSI ITS encompass consulting, systems development, and programming. CDSI BAS includes a variety of activities primarily concerned with the processing of data for customers who require computer-based support services and equipment and software sales. Services range from the complete processing and preparation of reports from data supplied by customers, including related programming support, to individual specialized services such as data entry.

     Financial information by business segment for the years ended June 30 is summarized as follows:

                                                     1996               1995                  1994
                                                     ----               ----                  ----
Revenues:
    CDSI ITS                                   $ 163,433,700      $  175,851,500        $ 179,519,200
    CDSI BAS                                      99,361,700          54,879,000           34,683,800
    Intersegment                                 (11,696,700)        (10,063,500)          (8,279,700)
                                               -------------      --------------        -------------
    Total Revenues                             $ 251,098,700      $  220,667,000        $ 205,923,300
                                               =============      ==============        =============
Income from operations:
    CDSI ITS                                   $   9,462,600      $  11,381,500         $  10,332,700
    CDSI BAS                                       6,266,500          1,381,700             1,884,100
                                               -------------      -------------         -------------
                                                  15,730,100         12,763,200            12,216,800
Interest and other income, net                       267,900            420,000               290,400
                                               -------------      -------------         -------------
Income Before Income Taxes                     $  15,998,000      $  13,183,200         $  12,507,200
                                               =============      =============         =============
Identifiable assets:
    CDSI ITS                                   $  48,432,400      $  42,293,200         $  34,959,900
    CDSI BAS                                      36,742,200         27,809,700            18,894,400
    Corporate assets                              17,879,300         14,820,100            23,441,600
                                               -------------      -------------         -------------
Total Assets                                   $ 103,053,900      $  84,923,000         $  77,295,900
                                               =============      =============         =============
Depreciation and amortization expense:
    CDSI ITS                                   $     200,900      $      86,000         $      27,000
    CDSI BAS                                   $   2,492,600      $   2,165,800         $   1,405,400
    Corporate assets                           $     726,000      $     685,700         $     657,000

Capital expenditures:
    CDSI ITS                                   $   5,193,100      $    3,472,800        $     120,800
    CDSI BAS                                   $   3,714,500      $    2,882,800        $   5,393,200
    Corporate assets                           $     822,000      $      627,200        $     587,400

   For the years ended June 30, 1996, 1995, and 1994, substantially all CDSI ITS revenues and 93%, 89%, and 81%, respectively, of CDSI BAS revenues were derived from federal government agencies. CDSI ITS revenues from one government agency under various contracts were $93,249,900 in 1996. CDSI BAS revenues from one government agency were $67,376,900 in 1996. CDSI ITS revenues from two government agencies under various contracts were $89,117,600 and $46,460,400 in 1995. CDSI BAS revenues from one government agency were $25,642,500 in 1995. CDSI ITS revenue from two government agencies under various contracts were $82,837,900 and $48,491,600 in 1994. No other customers account for 10% or more of total revenues. Intersegment revenues represent primarily unit price costs billed for general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES The Corporation leases office and warehouse space and equipment under agreements that provide for minimum aggregate rentals through 1999 as follows:

                         Fiscal Year              Minimum Aggregate Rentals
                         -----------              -------------------------
                            1997                          $ 690,800
                            1998                            214,900
                            1999                              6,100


   In addition, the office space leases provide for escalation and pass-through of increases in operating expenses and renewal options.

   Government contracts are subject to review and audit by various governmental authorities in the normal course of the Corporation's business. Cost audits have been completed through fiscal 1993. In management's opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on the Corporation's financial position or results of operations.

   The Corporation is a party to various legal proceedings arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the Corporation.


11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    Income Before              Net               Net Income
                                  Revenues           Income Taxes             Income              Per Share
                                  --------           ------------             ------             -----------
1995 - 1996
    September 30              $  59,873,000         $  3,690,300          $  2,251,000           $  .38
    December 31                  61,183,200            3,469,800             2,111,800              .36
    March 31                     64,199,300            4,332,200             2,649,300              .44
    June 30                      65,843,200            4,505,700             2,757,100              .47

1994 - 1995
    September 30              $  54,230,900         $  2,762,100          $  1,674,600           $  .28
    December 31                  51,968,400            2,362,400             1,426,600              .24
    March 31                     57,774,600            3,621,700             2,235,900              .38
    June 30                      56,693,100            4,437,000             2,713,800              .46


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

            Information called for by this Item is set forth under the captions "Item 1: Election of Directors," "Executive Officers," and "Other Matters" in the Corporation's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.


ITEM 11.    EXECUTIVE COMPENSATION

            Information called for by this Item is set forth under the captions "Compensation of Directors," "Summary Compensation Table," "Options Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values," and "Five-Year Stockholder Return Comparison" in the Corporation's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.


ITEM 12.    SECURITY OWNERSHIP OF MANAGEMENT

            Information called for by this Item is set forth under the captions "Information With Respect to Certain Stockholders" and "Securities Ownership of Directors and Executive Officers" in the Corporation's definitive proxy statement filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Index to Consolidated Financial Statements

      Data submitted herewith under Item 8:

            Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994

            Consolidated Balance Sheets as of June 30, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

            Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements for the years ended June 30, 1996, 1995 and 1994

       Schedules otherwise required to be listed under Item 14(d) are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K

            On April 11, 1996, the Corporation filed a current Report on Form 8-K pursuant to the Item 5 thereof, reporting that Peter A. Bracken would join the Corporation as President and Chief Executive Officer effective May 13, 1996.

            On June 14, 1996, the Corporation field a current Report on Form 8-K pursuant to Item 5 thereof, reporting (i) a reorganization of the Corporation's businesses into two unincorporated divisions (CDSI Information Technology Solutions Company and CDSI Business Applications Solutions Company); and (ii) the reaward of the Corporation's contract with the General Services Administration Southeast Sunbelt and Great Lakes Regions.

      (c) Exhibits

      3.1 Restated Articles of Incorporation of the Corporation, as amended, included as an exhibit to the Corporation's Form 10-Q Quarterly Report for the three months ended December 31, 1988 filed February 14, 1989 are incorporated herein by reference.

      3.2 By-laws of the Corporation, as amended, included as an exhibit to the Corporation's Form 10-K Annual Report for the fiscal year ended June 30, 1988 filed September 14, 1988 are incorporated herein by reference.

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

     10.3 1991 Long-Term Incentive Plan, as amended and restated as of July 12, 1994, included as an exhibit to the Corporation's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

     10.4 Incentive Compensation Plan, restated as of July 1, 1994, included as an exhibit to the Corporation's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

     10.5 U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 is incorporated herein by reference.

    *10.6 Letter agreement dated April 9, 1996 between the Corporation and Gordon S. Glenn.

      *11   Statement re: Computation of Per Share Earnings.

      *13 1996 Definitive Proxy Materials of the Corporation (portions of which are incorporated herein by reference).

      *21   Significant Subsidiaries of the Corporation.

      *23   Consent of Ernst & Young LLP, Independent Auditors.

      *27   Financial Data Schedule.


___________________

    *   =   Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland on September 27, 1996.

                                    Computer Data Systems, Inc.

                                   By /s/ Peter A. Bracken
                                      --------------------
                                    Peter A. Bracken
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                               Date
- ---------                              -----                               ----

/s/ Peter A. Bracken
____________________                   President and Chief Executive      September 27, 1996
Peter A. Bracken                       Officer; Director
                                       (Principal Executive Officer)


/s/ Wyatt D. Tinsley                   Executive Vice President;
____________________                   Director                           September 27, 1996
Wyatt D. Tinsley                       Principal Financial and
                                        Accounting Officer)


/s/ Clifford M. Kendall                Chairman of the Board of           September 27, 1996
_______________________                Directors; Director
Clifford M. Kendall


/s/ Raymond B. Hoxeng                Director                             September 27, 1996
- ---------------------
Raymond B. Hoxeng


/s/ Hilliard W. Paige                Director                             September 27, 1996
- ---------------------
Hilliard W. Paige


/s/ Elmer B. Staats                  Director                             September 27, 1996
- -------------------
Elmer B. Staats


/s/ Paul R. Ignatius                 Director                             September 27, 1996
- --------------------
Paul R. Ignatius


/s/ James A. Parker                  Director                             September 27, 1996
- -------------------
James A. Parker

                                  EXHIBIT INDEX

                                                                     Page Number


      10.6 Letter Agreement dated April 9, 1996 between the Corporation and Gordon S. Glenn.

      11     Statement re: Computation of Per Share Earnings.

      13     1996 Definitive Proxy Materials of the Corporation
             (portions of which are incorporated by reference).

      21     Significant Subsidiaries of the Corporation.

      23     Consent of Ernst & Young LLP, Independent Auditors.

      27     Financial Data Schedule.