Form 10-Q
period 1996-09-30
COMPUTER DATA SYSTEMS INC
filed 1996-11-15
CIK 22989

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996


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

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 5,984,734 on November 12, 1996.

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPUTER DATA SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                             For the Three Months Ended
                                                                     September 30
                                                             --------------------------

                                                             1996                  1995
                                                             ----                  ----
Revenues ........................................      $  70,073,200        $  59,873,000
                                                       -------------        -------------
Costs and Expenses:
  Salaries, wages and employee benefits .........         34,420,700           34,433,500
  Subcontractors ................................         24,521,000           16,188,000
  Travel, relocation and subsistence ............            638,300              818,100
  Rental of space and equipment .................            287,400              645,600
  Depreciation and amortization .................            934,700              781,900
  Other operating and administrative costs ......          3,652,800            3,287,300
                                                       -------------        -------------

                                                          65,455,000           56,154,400
                                                       -------------        -------------

Income from operations...........................          4,618,200            3,718,600
Interest and other income, net ..................             14,200              (28,300)
                                                       -------------        -------------

Income before income taxes ......................          4,632,400            3,690,300

Provision for income taxes ......................          1,846,700            1,439,300
                                                       -------------        -------------

Net Income ......................................      $   2,785,700        $   2,251,000
                                                       =============        =============

Net Income per Common Share .....................      $         .46        $         .38
                                                       =============        =============

Dividends per Common Share ......................      $         .06        $         .05
                                                       =============        =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.


                           COMPUTER DATA SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                         September 30,             June 30,
                                                             1996                    1996
Assets                                                     Unaudited               Audited
------                                                     ---------               -------
Current Assets:
  Cash and temporary cash investments ..............   $   2,575,800          $   3,639,600
  Trade accounts receivable ........................      67,471,900             61,479,200
  Deferred income taxes ............................       1,252,300              1,252,300
  Income tax refunds receivable ....................         124,000                151,100
  Prepaid expenses and deposits ....................       1,424,900              1,255,300
                                                       -------------          -------------
    Total Current Assets ...........................      72,848,900             67,777,500

  Long-term investments ............................       1,865,400              1,922,000
  Land, building and equipment .....................      29,596,000             32,403,100
  Other assets .....................................       3,656,000                951,300
                                                       -------------          -------------

    Total Assets ...................................   $ 107,966,300          $ 103,053,900
                                                       =============          =============
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities .........   $  25,480,000          $  23,149,400
  Accrued wages and related benefits ...............      12,891,600             13,875,000
  Income taxes payable .............................       1,136,300                786,400
                                                       -------------          -------------

    Total Current Liabilities ......................      39,507,900             37,810,800
                                                       =============          =============
Long-Term Liabilities:
  Deferred compensation ............................       4,333,900              4,583,500
  Deferred income taxes ............................         300,700                409,900
                                                       -------------          -------------

    Total Long-Term Liabilities ....................       4,634,600              4,993,400
                                                       -------------          -------------
Stockholders' Equity:
  Common Stock, par value $.10 .....................         595,800                586,700
  Capital in excess of par value ...................       9,350,000              7,625,900
  Retained earnings ................................      53,878,000             52,037,100
                                                       -------------          -------------

    Total Stockholders' Equity .....................      63,823,800             60,249,700
                                                       -------------          -------------
    Total Liabilities and Stockholders' Equity .....   $ 107,966,300          $ 103,053,900
                                                       =============          =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                                     COMPUTER DATA SYSTEMS, INC.
                                Consolidated Statements of Cash Flows
                                              (Unaudited)
                                                                                           For the Three Months Ended
                                                                                                   September 30
                                                                                           --------------------------
                                                                                            1996                  1995
                                                                                            ----                  ----
Net Income ....................................................................     $   2,785,700          $   2,251,000

Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and amortization ............................................           934,700                781,900
     Deferred income taxes ....................................................          (109,100)               (11,100)
     Deferred compensation ....................................................            16,900                 85,100
     Other ....................................................................           (36,900)               (42,900)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable ......................................................        (5,965,700)               541,500
     Prepaid expenses and deposits ............................................          (169,600)              (301,800)
     Accounts payable and accrued liabilities .................................         2,573,700              1,748,900
     Accrued wages and related benefits .......................................          (983,400)            (1,970,700)
     Income taxes payable .....................................................           349,900              1,387,000
                                                                                    -------------          -------------
Net cash provided by operating activities .....................................           603,800              4,468,900

Cash flows from investing activities:
     Capital expenditures .....................................................          (825,500)            (5,293,400)
     Proceeds from sale of equipment ..........................................               100                 21,700
     Purchase of long-term investments ........................................          (144,200)              (169,700)
     Other ....................................................................           (12,100)               (21,200)
                                                                                    -------------          -------------
Net cash (used in) investing activities .......................................          (981,700)            (5,462,600)
                                                                                    -------------          -------------
Cash flows from financing activities:
     Borrowings on note payable ...............................................                 0                500,000
     Cash dividends ...........................................................          (355,700)              (286,900)
     Exercise of stock options ................................................         1,144,000                 85,800
     Payment of deferred compensation .........................................          (266,600)              (286,600)
                                                                                    -------------          -------------

Net cash (used in) financing activities .......................................           521,700                 12,300
                                                                                    -------------          -------------
Net (decrease) increase in cash and cash equivalents ..........................        (1,063,800)              (981,400)

Cash and cash equivalents at beginning of period ..............................         3,639,600              1,237,000
                                                                                    -------------          -------------
Cash and cash equivalents at end of period ....................................     $   2,575,800          $     255,600
                                                                                 =============          =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                           COMPUTER DATA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


A.    COMPUTATION OF EARNINGS PER SHARE

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                      Average Number of Shares Outstanding
                      ------------------------------------

      September 30, 1996                                September 30, 1995
      ------------------                                ------------------
          6,117,870                                           5,889,304


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations
                              ---------------------

             September 30, 1996 vs September 30, 1995 - Three Months

      Revenues for the quarter ended September 30, 1996 were $70,073,200 as compared to $59,873,000 in the comparable quarter last year. The 17% increase in revenues was attributable primarily to addition of requirements on the Department of Education contract and expansion of the General Services Administration contracts.

      Costs and expenses rose at a slightly lower rate compared to the increase in revenues due in part to reduced software development costs and leverage resulting from higher volumes on the Department of Education contract.

      Income from operations increased due to the lower costs noted above and improved contract margins.

      Interest and other income, net increased due to the larger available investment balances and reduced borrowings on the Company's line of credit during the quarter.

      The provision for income taxes increased as a result of higher federal and state tax rates applied to a higher operating income.

      Net income was above last year's comparable quarter due to higher operating margins and the reduced costs noted above and by the higher interest and other income.

                        Comparison of Financial Condition
                        ---------------------------------

                  September 30, 1996 Compared to June 30, 1996

      Total assets increased to $107,966,300 from $103,053,900 at June 30, 1996. Working capital increased by approximately $3,374,300 since June 30, 1996. The increase is attributed primarily to the decrease in capital expenditures over the prior period and the increase in stock option exercises.

      Capital expenditures for the year are expected to be in the $4,000,000 range.

                         PART II  --  OTHER INFORMATION

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27  Financial Data Schedule

      (b)   Reports on Form 8-K

            None






                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on November 14, 1996.


                                    COMPUTER DATA SYSTEMS, INC.



                                           /s/ Wyatt D. Tinsley
                                    By -------------------------------------
                                                Wyatt D. Tinsley
                                             Executive Vice President
                                             (Principal Financial and
                                               Accounting Officer)