Form 10-Q
period 1996-12-31
COMPUTER DATA SYSTEMS INC
filed 1997-02-14
CIK 22989

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996


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


Yes  X   No

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 6,029,134 on February 11, 1997.

                         PART I  -  FINANCIAL INFORMATION
                         --------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             COMPUTER DATA SYSTEMS, INC.
                        Consolidated Statements of Operations
                                    (Unaudited)
                                                                                   For the Quarter Ended
                                                                                         December 31
                                                                                   _____________________

                                                                             1996                         1995
                                                                             ____                         ____
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  75,155,300                 $  61,183,200
                                                                       _____________                 _____________
Costs and Expenses:

  Salaries, wages and employee benefits   . . . . . . . . . . . . .       36,689,900                    31,468,200
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .       28,079,600                    21,299,700
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .          739,900                       625,800
  Rental of space and equipment   . . . . . . . . . . . . . . . . .          359,100                       652,400
  Depreciation and amortization   . . . . . . . . . . . . . . . . .          960,500                       841,400
  Other operating and administrative costs  . . . . . . . . . . . .        4,148,600                     3,193,400
                                                                        ____________                 _____________

                                                                          70,977,600                    58,080,900
                                                                        ____________                 _____________

Income from operations  . . . . . . . . . . . . . . . . . . . . . .        4,177,700                     3,102,300

Interest and other income, net  . . . . . . . . . . . . . . . . . .           34,000                       367,500
                                                                        ____________                 _____________

Income before income taxes  . . . . . . . . . . . . . . . . . . . .        4,211,700                     3,469,800

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        1,665,500                     1,358,000
                                                                        ____________                 _____________

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,546,200                 $   2,111,800
                                                                        ============                 =============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .     $        .41                 $         .36
                                                                        ============                 =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.


                             COMPUTER DATA SYSTEMS, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)

                                                                                 For the Six Months Ended
                                                                                       December 31
                                                                                 ________________________

                                                                                1996                   1995
                                                                                ____                   ____

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  145,228,500         $  121,056,200
                                                                           ______________         ______________
Costs and Expenses:
  Salaries, wages and employee benefits   . . . . . . . . . . . . .            72,110,600             65,901,700
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .            52,600,600             37,487,700
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .             1,378,200              1,443,900
  Rental of space and equipment   . . . . . . . . . . . . . . . . .               646,500              1,298,000
  Depreciation and amortization   . . . . . . . . . . . . . . . . .             1,895,200              1,623,300
  Other operating and administrative costs  . . . . . . . . . . . .             7,801,400              6,480,700
                                                                           ______________         ______________
                                                                              136,432,500            114,235,300
                                                                           ______________         ______________
Income from operations  . . . . . . . . . . . . . . . . . . . . . .             8,796,000              6,820,900
Interest and other income, net  . . . . . . . . . . . . . . . . . .                48,100                339,200
                                                                           ______________         ______________
Income before income taxes  . . . . . . . . . . . . . . . . . . . .             8,844,100              7,160,100

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .             3,512,200              2,797,300
                                                                           ______________         ______________

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    5,331,900         $    4,362,800
                                                                           ==============         ==============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .        $          .87         $          .74
                                                                           ==============         ==============
Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .        $          .06         $          .05
                                                                           ==============         ==============
The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                           Consolidated Balance Sheets
                                                                         December 31,                    June 30,
                                                                             1996                          1996
Assets                                                                     Unaudited                     Audited
                                                                           _________                     ________
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . .         $    1,759,600                $    3,639,600
  Trade accounts receivable   . . . . . . . . . . . . . . . .             71,970,900                    61,479,200
  Deferred income taxes   . . . . . . . . . . . . . . . . . .              1,252,300                     1,252,300
  Income tax refunds receivable   . . . . . . . . . . . . . .              1,234,300                       151,100
  Prepaid expenses and deposits   . . . . . . . . . . . . . .              1,882,500                     1,255,300
                                                                      ______________                ______________

        Total Current Assets  . . . . . . . . . . . . . . . .             78,099,600                    67,777,500

  Long-term investments   . . . . . . . . . . . . . . . . . .              1,886,800                     1,922,000
  Land, building and equipment  . . . . . . . . . . . . . . .             29,383,900                    32,403,100
  Other assets  . . . . . . . . . . . . . . . . . . . . . . .              4,252,400                       951,300
                                                                      ______________                ______________

        Total Assets  . . . . . . . . . . . . . . . . . . . .         $  113,622,700                $  103,053,900
                                                                      ==============                ==============
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . .         $   29,846,600                $   23,149,400
  Accrued wages and related benefits  . . . . . . . . . . . .             11,471,700                    13,875,000
  Income taxes payable  . . . . . . . . . . . . . . . . . . .                                              786,400
                                                                      --------------                --------------
        Total Current Liabilities   . . . . . . . . . . . . .             41,318,300                    37,810,800
                                                                      --------------                --------------
Long-Term Liabilities:
  Deferred compensation   . . . . . . . . . . . . . . . . . .               4,356,800                    4,583,500
  Deferred income taxes   . . . . . . . . . . . . . . . . . .                 661,900                      409,900
                                                                       --------------               --------------
        Total Long-Term Liabilities   . . . . . . . . . . . .               5,018,700                    4,993,400
                                                                       --------------               --------------
Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . .                 600,900                      586,700
  Capital in excess of par value  . . . . . . . . . . . . . .              10,291,000                    7,625,900
  Retained earnings   . . . . . . . . . . . . . . . . . . . .              56,393,800                   52,037,100
                                                                       --------------               --------------
        Total Stockholders' Equity  . . . . . . . . . . . . .              67,285,700                   60,249,700
                                                                       --------------               --------------
        Total Liabilities and Stockholders' Equity  . . . . .          $  113,622,700               $  103,053,900
                                                                       ==============               ==============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                       Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                                                                   For the Six Months Ended
                                                                                                          December  31
                                                                                                   ________________________
                                                                                             1996                           1995
                                                                                             ____                           ____
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    5,331,900                 $    4,362,800

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .            1,895,200                      1,623,300
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              252,000                        (19,000)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .              188,600                        160,000
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (64,200)                       (59,900)

Net cash provided by (used in) changes in operating assets and liabilities:

     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,574,900)                   (11,281,400)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .             (627,200)                       236,900
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .            6,697,100                      9,422,700
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .           (2,403,300)                    (3,961,000)
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             (786,400)                       127,300
                                                                                      --------------                 --------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .           (1,091,200)                       611,700
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,179,000)                    (6,896,400)
     Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . .                4,800                         56,200
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .               75,800                       (174,400)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (39,000)                       (34,500)
                                                                                      --------------                 --------------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .           (2,137,400)                    (7,049,100)
                                                                                      --------------                 --------------
Cash flows from financing activities:
     Borrowings on note payable . . . . . . . . . . . . . . . . . . . . . . . .                                           5,800,000
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (355,700)                      (286,900)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .            2,059,800                        234,500
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .             (355,500)                      (304,900)
                                                                                      --------------                 --------------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .            1,348,600                      5,442,700
                                                                                      --------------
Net (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .           (1,880,000)                      (994,700)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .            3,639,600                      1,237,000
                                                                                      --------------                 --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .       $    1,759,600                 $      242,300
                                                                                      ==============                 ==============
The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
[CAPTION]

A.       COMPUTATION OF EARNINGS PER SHARE

         Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                       Average Number of Shares Outstanding
                       ____________________________________

         December 31, 1996                              December 31, 1995
         _________________                              _________________

             6,150,008                                       5,910,779


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations
                              _____________________

               December 31, 1996 vs December 31, 1995 - Six Months

      Revenues for the period were $145,228,500 versus $121,056,200 for the prior year. The 20% increase in revenues was attributable to expansion on the CDSI BAS Department of Education contract and certain CDSI ITS contracts.

      Costs and expenses grew by 19%. Costs and expenses increased in line with the growth in revenues offset by the absence of costs of the Argentine proposal, and reduced i.e.FARS development costs and proposal protest costs incurred in the prior year.

      Income from operations rose due to improved contract margins and the lower costs noted above.

      Interest and other income, net decreased due to lower investment gains.

      The provision for income taxes increased as a result of a slightly higher combined federal and state tax rate applied to the higher operating income.

      Net income rose due to the higher operating margins on the expanding contract base.

                December 31, 1996 vs December 31, 1995 - Three Months

      Revenues for the quarter ended December 31, 1996 were $75,155,300 as compared to the comparable quarter last year of $61,183,200. The 23% increase in revenues was attributable primarily to continuing expansion of the CDSI BAS Department of Education contract and certain CDSI ITS contracts.

      Costs and expenses rose at a slightly lower rate compared to the increase in revenues. Expenses increased by 22% due to the growth on existing contracts.

      Income from operations rose due to improved contract margins on the growing contract base.

      Interest and other income, net decreased for the current quarter due to the absence of realized gain on the sale of investments of approximately $440,000 in the prior year.

      The provision for income taxes increased as a result of a slightly higher combined federal and state tax rate applied to the higher operating income.

      Net income was above last year's comparable quarter due to improved operating margins on the expanding contract base.

                        Comparison of Financial Condition
                        _________________________________

                   December 31, 1996 Compared to June 30, 1996

      Total assets increased to $113,622,700 from $103,053,900 at June 30, 1996. Working capital increased by approximately $6.8 million since June 30, 1996.
The increase is attributed primarily to the retention of earnings after payment of dividends.

      Capital expenditures for the year are expected to be in the $4,000,000 range.

                         PART II  --  OTHER INFORMATION
                         ______________________________

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27   Financial Data Schedule

      (b)   Reports on Form 8-K

            None



                                    SIGNATURE
                                    _________
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on February 13, 1997.


                                         COMPUTER DATA SYSTEMS, INC.

                                               /s/ Wyatt D. Tinsley
                                         By ____________________________
                                                 Wyatt D. Tinsley
                                              Executive Vice President
                                              (Principal Financial and
                                               Accounting Officer)