Form 10-Q
period 1997-03-31
COMPUTER DATA SYSTEMS INC
filed 1997-05-15
CIK 22989

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997
                                                    --------------

                            Commission file number 1-6002
                                                   ------

                              COMPUTER DATA SYSTEMS, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

        MARYLAND                                            52-0882982
     -------------                                         -------------
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

    ONE CURIE COURT
  ROCKVILLE, MARYLAND                                         20850-4389
 ---------------------                                       ------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (301) 921-7000
                                                   --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 6,062,007 on May 14, 1997.

                         PART I  -  FINANCIAL INFORMATION
                         --------------------------------

ITEM 1.  FINANCIAL STATEMENTS
                            COMPUTER DATA SYSTEMS, INC.
                        Consolidated Statements of Operations
                                    (Unaudited)

                                                                               For the Quarter Ended
                                                                                     March 31
                                                                           -----------------------------

                                                                            1997                  1996
                                                                            ----                  ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 75,832,200          $ 64,199,300
                                                                       ------------          ------------
Costs and Expenses:

  Salaries, wages and employee benefits   . . . . . . . . . . . . .      38,208,300            34,526,300
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .      25,149,600            20,060,700
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .         653,900               620,300
  Rental of space and equipment   . . . . . . . . . . . . . . . . .         469,900               396,200
  Depreciation and amortization   . . . . . . . . . . . . . . . . .         982,900               868,900
  Other operating and administrative costs  . . . . . . . . . . . .       5,754,000             3,313,500
                                                                       ------------           -----------

                                                                         71,218,600            59,785,900
                                                                       ------------           -----------

Income from operations  . . . . . . . . . . . . . . . . . . . . . .       4,613,600             4,413,400

Interest and other income, net  . . . . . . . . . . . . . . . . . .         (99,200)              (81,200)
                                                                       ------------          ------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .       4,514,400             4,332,200

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .       1,814,800             1,682,900
                                                                       ------------          ------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,699,600          $  2,649,300
                                                                       ============          ============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .    $        .43          $        .44
                                                                       ============          ============

Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .    $        .06          $        .06
                                                                       ============          ============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                              COMPUTER DATA SYSTEMS, INC.
                         Consolidated Statements of Operations
                                    (Unaudited)


                                                                                For the Nine Months Ended
                                                                                         March 31
                                                                              ------------------------------

                                                                                  1997                1996
                                                                                  ----                ----

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 221,060,800        $ 185,255,500
                                                                             -------------        -------------
Costs and Expenses:
  Salaries, wages and employee benefits   . . . . . . . . . . . . .            110,318,900          100,428,000
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .             77,750,200           57,548,400
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .              2,032,100            2,064,200
  Rental of space and equipment   . . . . . . . . . . . . . . . . .              1,116,500            1,694,200
  Depreciation and amortization   . . . . . . . . . . . . . . . . .              2,878,100            2,492,200
  Other operating and administrative costs  . . . . . . . . . . . .             13,555,400            9,794,200
                                                                             -------------        -------------

                                                                               207,651,200          174,021,200
                                                                             -------------        -------------

Income from operations  . . . . . . . . . . . . . . . . . . . . . .             13,409,600           11,234,300
Interest and other income, net  . . . . . . . . . . . . . . . . . .                (51,100)             258,000
                                                                             -------------        -------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .             13,358,500           11,492,300

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .              5,327,000            4,480,200
                                                                             -------------        -------------


Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   8,031,500        $   7,012,100
                                                                             =============        =============

Net Income per Common Share . . . . . . . . . . . . . . . . . . . .          $        1.30        $        1.18
                                                                             =============        =============

Dividends per Common Share  . . . . . . . . . . . . . . . . . . . .          $         .12        $         .11
                                                                             =============        =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                               COMPUTER DATA SYSTEMS, INC.
                               Consolidated Balance Sheets

                                                                         March 31,             June 30,
                                                                           1997                  1996
Assets                                                                   Unaudited             Audited
------                                                                  -----------           ---------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . .        $  13,228,700          $   3,639,600
  Trade accounts receivable   . . . . . . . . . . . . . . . .           67,151,100             61,479,200
  Deferred income taxes   . . . . . . . . . . . . . . . . . .            1,252,300              1,252,300
  Income tax refunds receivable   . . . . . . . . . . . . . .            1,879,200                151,100
  Prepaid expenses and deposits   . . . . . . . . . . . . . .            1,711,400              1,255,300
                                                                     -------------          -------------

        Total Current Assets  . . . . . . . . . . . . . . . .           85,222,700             67,777,500

  Long-term investments   . . . . . . . . . . . . . . . . . .            1,862,500              1,922,000
  Land, building and equipment  . . . . . . . . . . . . . . .           29,741,700             32,403,100
  Other assets  . . . . . . . . . . . . . . . . . . . . . . .            4,451,300                951,300
                                                                     -------------          -------------
        Total Assets  . . . . . . . . . . . . . . . . . . . .        $ 121,278,200          $ 103,053,900
                                                                     =============          =============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . .        $  31,068,300          $  23,149,400
  Accrued wages and related benefits  . . . . . . . . . . . .           15,172,900             13,875,000
  Income taxes payable  . . . . . . . . . . . . . . . . . . .              156,200                786,400
                                                                     -------------          -------------
        Total Current Liabilities   . . . . . . . . . . . . .           46,397,400             37,810,800
                                                                     -------------          -------------

Long-Term Liabilities:
  Deferred compensation   . . . . . . . . . . . . . . . . . .            4,156,300              4,583,500
  Deferred income taxes   . . . . . . . . . . . . . . . . . .              215,600                409,900
                                                                     -------------          -------------
        Total Long-Term Liabilities   . . . . . . . . . . . .            4,371,900              4,993,400
                                                                     -------------          -------------

Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . .              605,300                586,700
  Capital in excess of par value  . . . . . . . . . . . . . .           11,252,300              7,625,900
  Retained earnings   . . . . . . . . . . . . . . . . . . . .           58,651,300             52,037,100
                                                                     -------------          -------------
        Total Stockholders' Equity  . . . . . . . . . . . . .           70,508,900             60,249,700
                                                                     -------------          -------------

        Total Liabilities and Stockholders' Equity  . . . . .        $ 121,278,200          $ 103,053,900
                                                                     =============          =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                             COMPUTER DATA SYSTEMS, INC.
                        Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                      For the Nine Months Ended
                                                                                               March 31
                                                                                      --------------------------
                                                                                        1997                1996
                                                                                        ----                ----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,031,500        $  7,012,100

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      2,878,100           2,492,200
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .       (194,300)            (18,900)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .        229,000             234,300
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,000             (90,500)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,400,100)        (14,468,800)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .       (456,100)            604,100
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .      8,162,100           9,785,800
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .      1,245,600             249,100
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       (630,200)            115,800
                                                                                  -------------       ------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .     11,888,600           5,915,200
                                                                                  ------------        ------------
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,192,700)         (8,255,900)
     Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . .          4,900              59,800
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .       (104,000)           (174,400)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (631,600)            (43,100)
                                                                                  ------------        ------------
Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .     (3,923,400)         (8,413,600)
                                                                                  ------------        ------------
Cash flows from financing activities:
     Borrowings on note payable . . . . . . . . . . . . . . . . . . . . . . . .                          2,500,000
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (717,200)           (633,000)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .      2,945,000             272,400
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .       (603,900)           (323,300)
                                                                                  ------------        ------------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .      1,623,900           1,816,100
                                                                                  ------------        ------------

Net (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .      9,589,100            (682,300)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .      3,639,600           1,237,000
                                                                                  ------------        ------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .   $ 13,228,700        $    554,700
                                                                                  ============        ============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE NINE MONTHS ENDED MARCH 31, 1997


A.    COMPUTATION OF EARNINGS PER SHARE
      ---------------------------------

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                       Average Number of Shares Outstanding
                       ------------------------------------

                   March 31, 1997                  March 31, 1996
                   --------------                  --------------

                     6,168,790                        5,928,024


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               Results of Operations
                               ---------------------

                    March 31, 1997 vs March 31, 1996 - Nine Months

      Revenues for the period were $221,060,800 versus $185,255,500 for the prior year. The 19% increase in revenues was attributable to expansion on the CDSI BAS Department of Education contract and certain CDSI ITS contracts.

      Costs and expenses grew by 19%, which is in line with the growth in revenues.

      Income from operations rose due to maintenance of contract margins on a higher revenue base.

      Interest and other income, net decreased due to lower investment gains.

      The provision for income taxes increased as a result of a slightly higher combined federal and state tax rate applied to the higher operating income.

      Net income rose due to stable operating margins on the expanding contract base.

                   March 31, 1997 vs March 31, 1996 - Three Months

      Revenues for the quarter ended March 31, 1997 were $75,832,200 as compared to the comparable quarter last year of $64,199,300. The 18% increase in revenues was attributable primarily to continuing expansion of the CDSI BAS Department of Education contract and certain CDSI ITS contracts.

      Costs and expenses rose at a slightly higher rate compared to the increase in revenues. Expenses increased by 19% due to the growth on existing contracts, along with incremental front-end costs on certain recompetition contracts and a new commercial sales initiative.

      Income from operations rose due to the growing contract base.

      Interest and other income, net decreased slightly for the current quarter, as our investing/borrowing position was comparable to the prior year.

      The provision for income taxes increased as a result of a slightly higher combined federal and state tax rate applied to the higher operating income.

      Net income was above last year's comparable quarter due to the expanding contract base.

                        Comparison of Financial Condition
                        ---------------------------------

                     March 31, 1997 Compared to June 30, 1996


      Total assets increased to $121,278,200 from $103,053,900 at June 30, 1996. Working capital increased by approximately $8.9 million since June 30, 1996.
The increase is attributed primarily to the retention of earnings after payment of dividends.

      Capital expenditures for the year are expected to be in the $4,000,000 range.

                           PART II  --  OTHER INFORMATION
                           ------------------------------

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27   Financial Data Schedule

      (b)   Reports on Form 8-K

            On February 19, 1997, the registrant filed a Current Report on Form 8-K pursuant to Item 5 thereof, reporting that the General Services Administration (GSA) in Forth Worth, Texas awarded the ADP Technical Support Services Contract for the Greater Southwest, Heartland and Rocky Mountain Regions to CDSI Information Technology Solutions Company, a division of Computer Data Systems, Inc.



                                     SIGNATURE
                                     ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on May 15, 1997.


                                                  COMPUTER DATA SYSTEMS, INC.


                                                  By      /s/Wyatt D. Tinsley
                                                    ____________________________
                                                           Wyatt D. Tinsley
                                                      Executive Vice President
                                                      (Principal Financial and
                                                         Accounting Officer)