Form 10-K405
period 1997-06-30
COMPUTER DATA SYSTEMS INC
filed 1997-09-29
CIK 22989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 1997
                          Commission file number 1-6002

                           COMPUTER DATA SYSTEMS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                          52-0882982
--------------------------                            -------------------
(State or other jurisdiction                         (IRS Employer ID No.)
of incorporation or organization)

ONE CURIE COURT
ROCKVILLE, MARYLAND                                         20850-4389
----------------------------------------                 ---------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (301) 921-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                     --------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X      NO
    --------      --------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      The aggregate market value of the voting stock held by non-affiliates of the Corporation at September 19, 1997 was $211,490,765 based on the closing price of $36.25 per share. As of that date, 6,286,299 shares of Common Stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      None

                                     PART I
                                     ------


ITEM 1.     BUSINESS

Principal Services Rendered
---------------------------

            Computer Data Systems, Inc. (the "Corporation") was incorporated in the State of Maryland in 1968. The Corporation provides information technology services and products including applications development and maintenance services, network engineering and telecommunications integration, desktop integration, data base support, data center management and processing services, and systems engineering. The Corporation's products include financial and accounting software, debt management, loan and mortgage processing, and biometric identification systems. The Corporation's 3,900 employees serve a wide array of government and private industry customers with information technology expertise, systems, and products. The Corporation provides information technology solutions on more than 100 current contracts from 34 office locations.

            Through June 1997, the Corporation's operations were concentrated in two business segments. In July 1996, the Corporation reorganized these business segments into two unincorporated operating companies, CDSI Information Technology Solutions Company (CDSI ITS) and CDSI Business Applications Solutions Company (CDSI BAS).

            Of these business segments, the larger CDSI ITS primarily markets its expertise in software programming and network engineering to those federal government agencies that demand highly technical information technology solutions. CDSI ITS applies proven information technology to design, implement, and operate data center facilities, networks, imaging systems, interactive databases, and information management and reporting systems.

            CDSI BAS provides financial systems and services to include debt collection, pension trust fund support, loan processing, cash management, mortgage servicing, and fulfillment systems and services. In addition, CDSI BAS markets the Corporation's proprietary software packages. CDSI BAS also operated a modern data center, which services the information processing requirements, both mainframe and client-server, of numerous federal and commercial clients. Data center services include the full range of associated technical support: LAN administration, system and data security, data integrity, user training, office automation support, hotline support, and courier services. CDSI Solutions, Inc., a newly formed wholly-owned subsidiary, assumed data center operations in July 1997.

            In November 1996, the Corporation combined its student loan guaranty agency services business with that of InTuition, Inc. to form a new commercial company, GuaranTec, LLP. GuaranTec's primary business is providing servicing for certain student loan guaranty agencies. Such services include due diligence, report filing, collection efforts, maintaining loan data, as well as obtaining money from the government and delivering guaranteed money to lenders in satisfaction of claims.

            In June 1997, the Corporation acquired all of the capital stock of Analytical Systems Engineering Corporation and its subsidiaries (ASEC). ASEC is a federal government-focused engineering and technical services firm headquartered in Burlington, Massachusetts. ASEC's core competencies are systems engineering and technical assistance; information systems and techno-logy support; technology transfer applications; engineering and installation; and systems integration.

            Also in 1997, the Corporation formed a new subsidiary, CDSI Solutions, Inc., to provide information technology (IT) services to commercial markets, with particular emphasis on commercial IT outsourcing.

            Recent awards include new subcontracts for services for the Defense Information Systems Agency, the National Institutes of Health, the Department of Labor, and the Department of Justice. New contracts or extensions include processing and/or services for USAGroup Loan Services, the Central Pension Fund of the International Union of Operating Engineers and Participating Employers, the General Services Administration (GSA) multiple award schedule contract for automated data processing (ADP) services, Chugach Development Corporation, the Department of Veterans Affairs, Group 1 Software, the Centers for Disease Control and Prevention, the Naval Reserve Information Services Office, the Department of Education, WinStar, and the Department of the Navy.

            In addition, the Corporation was awarded a contract to continue to provide ADP technical support services with the General Services Administration for the Greater Southwest, Heartland, and Rocky Mountain Regions. The contract, covering over 1,000 current employees, is for one year with four one-year options and has a total estimated value of $310 million through May 2002.

            In March 1995, the Corporation's Argentine subsidiary, along with the prime contractor NetStar S.A., was awarded a contract with the Banco Social de Cordoba to automate the state-owned Quiniela lottery. However, after successfully completing acceptance testing on the prototype and investing $11 million in hardware and software development in the contract, a decree was issued by the outgoing Governor of Cordoba on his last day in office effect-ively cancelling all work on the contract and reopening the bidding process from the initial receipt of proposals. In July 1996 the contract was rein-stated. The Corporation completed final systems testing and received complete and final acceptance in July 1997. Complete installation of the systems in approximately 3,800 locations within the Province of Cordoba is expected to take approximately one year. Annual revenues exceeding $5 million are anticipated after installation is completed.

            Most contracts are awarded on the basis of competitive bidding and are generally structured as time-and-materials, cost-plus-fixed-fee, fixed-price, or unit-price contracts. Such contracts include specific objectives and performance periods ranging upwards of several years.

            Under time-and-materials contracts, the Corporation receives a fixed hourly rate intended to cover salary costs attributable to work performed under the contract, including related expenses and a specified profit margin. Under cost-plus-fixed-fee contracts, the Corporation is reimbursed for allow-able costs and is paid a negotiated fee. Under fixed-priced and unit-priced contracts, the Corporation bears the risk of increased or unexpected costs and benefits if its costs are lower than estimated. Key factors in the award of such contracts have been technical expertise, past performance, and pricing.

Market and Competition
----------------------

            A substantial number of companies offer information technology services and products that overlap and are competitive with those offered by the Corporation. These include: (1) companies that offer one or more inform-ation technology services as a main line of their business; (2) computer manufacturers who offer the same information technology services as adjunct technical support for their equipment or as separate functions; and (3) companies primarily engaged in other businesses that also outsource their information technology facilities, services, and expertise.

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

            Federal government IT spending is projected to grow 2-3% annually, and increasing federal regulation, continuing competition for qualified technical personnel, and narrow profit margins are characteristic of this highly competitive industry. In recent years, the trend toward consolidation of existing contracts and an emphasis on indefinite delivery/indefinite quantity (IDIQ) contracts has grown. Federal budget pressures continued to affect portions of the marketplace in 1997.
Dependence on Government Contracts

Dependence on Government Contracts
----------------------------------

            The Corporation's business with the federal government is subject to various risks, including the reduction or modification of contracts due to changing government needs and requirements. The Corporation's contracts are not subject to renegotiation of profits. In the event of termination for convenience, the Corporation would be reimbursed for the costs of terminating the contract.

            In fiscal year 1997, CDSI ITS sales to the General Services Administration were $100,481,200 (33%) and CDSI BAS sales to the Department of Education were $102,910,200 (34%). In fiscal year 1996, CDSI ITS sales to the General Services Administration were $93,249,900 (37%). CDSI BAS revenues from the Department of Education were $67,376,900 (27%) in fiscal year 1996. In fiscal year 1995, CDSI ITS sales to the General Services Administration and Department of Energy were $89,117,600 (40%) and $46,160,400 (21%), respect-
ively. CDSI BAS revenues from the Department of Education were $25,642,500 (12%) in fiscal year 1995.

Backlog
-------

            As of June 30, 1997, the Corporation had a funded backlog of approximately $90.1 million compared to $109.8 million as of June 30, 1996. These amounts reflect the seasonal nature of the funding of contracts by the federal government, whose appropriations are scheduled to take effect in October. The Corporation expects that virtually all of the backlog will be fulfilled during the current fiscal year. Most contracts are subject to termination at the convenience of the government client.

Other Matters
-------------

            On September 20, 1997, the Corporation signed a definitive agree-ment under which it will be acquired by and merged into Affiliated Computer Services, Inc. For further information and disclosure regarding this matter, see "Note 12 - Event (Unaudited) Subsequent to Date of Independent Auditors' Report" of the Notes to Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

            The Corporation is not materially dependent upon any raw materials for its products and holds no material patents, licenses, or franchises. However, the Corporation offers for license its proprietary software products:
Information Engineered Financial Accounting and Reporting System (i.e.FARS(R)); Debt Management and Collection System (DMCS); Cash Management System (CMS); Automated Biometric Identification System (ABIDS(R)); Executive Information Management System (Executive TouchTM).

            The Corporation does not experience any significant seasonal variations in its levels of operations, and neither the Corporation nor its subsidiaries currently have any significant foreign operations.

            This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

            Management cautions that all forward looking statements as to future results of operations are necessarily subject to risks, uncertainties and events beyond the control of CDSI, and no assurances can be given that such results will be achieved. Potential risks and uncertainties include budget reductions or changes in funding priorities for existing Government programs, fluctuations in interest rates, and pricing pressures from competitors.

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

            In connection with certain professional services contracts, the Corporation leases general office space in the following locations: Huntsville and Montgomery, Alabama; Aurora and Lakewood, Colorado; Jacksonville and Pensacola, Florida; Morrow, Georgia; Chicago and Mt. Prospect, Illinois; New Albany, Indiana; Overland Park, Kansas; New Orleans, Louisiana; California, Columbia, Gaithersburg, Germantown, and Rockville, Maryland; Billerica and Burlington, Massachusetts; Vicksburg, Mississippi; St. Louis, Missouri; Shrewsburg, New Jersey; Fairborn, Ohio; Middletown, Rhode Island; Fort Worth and San Antonio, Texas; and Alexandria, Arlington, Dumfries, and McLean, Virginia. The leases provide space ranging from 500 to 35,000 square feet and annual extension options generally concurrent with the Corporation's current contract performance periods.

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

            As of September 1, 1997, there were 632 record holders of Common Stock. The number of record holders was determined from the records of the Corporation's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Corporation estimates that there are approximately 3,000 stockholders.

            The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock and dividends per share paid for fiscal years 1996 and 1997.

                      1996 - 1997                         1995 - 1996                  DIVIDENDS PER SHARE
Quarter           High             Low                High               Low             1997           1996
-------           ----             ---                ----               ---             ----           ----
First           $25  1/8         $20                $11  3/4         $ 9  5/8         $  .06         $  .05
Second           32  1/2          22  3/8            16               10
Third            38               29  3/8            19  1/4          11  3/4            .06            .06
Fourth           33  3/8          20  1/2            24  1/4          15  1/2

            The Corporation has paid semi-annual dividends since 1976. The payment and amount of any future dividends will necessarily depend upon the existing conditions, including the Corporation's earnings, financial condition, working capital requirements, and other factors.

ITEM 6.     SELECTED FINANCIAL DATA

                                   1997           1996           1995           1994            1993
                                   ----           ----           ----           ----            ----
Revenues                       $ 304,391,900  $ 251,098,700  $ 220,667,000  $ 205,923,300   $ 180,958,500
Costs & expenses                 285,667,200    235,368,600    207,903,800    193,706,500     172,245,800
                                ------------   ------------   ------------   ------------    ------------

Income from operations            18,724,700     15,730,100     12,763,200     12,216,800       8,712,700
Interest income and expense, net      51,400        267,900        420,000        290,400          71,000
Minority interest                   (200,200)
                                ------------   ------------   ------------   ------------    ------------

Income before income taxes        18,575,900     15,998,000     13,183,200     12,507,200       8,783,700
Income tax expense                 7,419,500      6,228,800      5,132,300      4,777,800       3,276,300
                                ------------   ------------   ------------   ------------    ------------

Net Income                     $  11,156,400  $   9,769,200  $   8,050,900  $   7,729,400   $   5,507,400
                                ============   ============   ============   ============    ============

Net Income per Common Share    $        1.80  $        1.65  $        1.36  $        1.31   $         .97

Dividends per Common Share     $         .12  $         .11  $         .10  $         .09   $         .08

Total assets                   $ 187,450,000  $ 103,053,900  $  84,923,000  $  77,295,900   $  68,189,300

Long-term debt                 $  41,145,600                                $   4,533,300   $   6,133,300


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared With 1996
-----------------------

            Revenues in fiscal year 1997 increased approximately 21% over fiscal 1996. The increase was primarily due to increased requirements on our Department of Education contract (CDSI BAS) which accounted for approximately 66% of the revenue increase. The remainder of the revenue increase was principally due to increased requirements on our two General Services Administration contracts and to a lesser extent added revenues from our subsidiaries, GuaranTec and ASEC. In fiscal year 1997, CDSI ITS accounted for 55% of consolidated revenues and 33% of income from operations. CDSI BAS accounted for 41% of consolidated revenues and 67% of income from operations. The shift in income from operations on a percent basis from ITS to BAS is principally attributable to reduced margins to date on some of our recent recompetition wins.

            Costs and expenses increased slightly more than 21%. The major contributor to the increase in costs was the increase in subcontractor costs primarily related to our Department of Education contract. The Company also continued to incur costs related to the Argentina contract without any corresponding revenue. In addition, costs related to the startup of CDSI Solutions and the acquisitions and operations of GuaranTec and ASEC were incurred for the first time.

            Income from operations grew to $18,724,700 as compared to $15,730,100 in fiscal 1996, a 19% increase, primarily due to the increase in revenues. Operating margins decreased slightly from 6.3% to 6.2%. This decrease was due to the lower margins on contract recompetes and the startup investment in CDSI Solutions.

            Interest income and expense, net decreased principally as a result of the interest and amortization charges relating to the ASEC acquisition, and continued periodic line of credit borrowings to fund accounts receivable growth and other working capital needs.

            The provision for income taxes increased due to higher operating income before income taxes.

            Net income increased by $1,387,200 due to the increase in operating revenues resulting from the ability to sustain operating margin levels while achieving revenue growth.

            The Corporation has recorded a deferred tax asset of $1,085,200 related to initial losses on its Argentine subsidiary, CDSI Argentina, S.A. (CDSIA). Since the automated systems required in CDSIA's only contract received final acceptance in July 1997, management of the Corporation believes it is more likely than not that the expected future profitability of CDSIA will be sufficient to realize the deferred tax asset. Accordingly, no valuation allowance has been provided.

1996 Compared With 1995
-----------------------

            Revenues in fiscal year 1996 increased approximately 14% from 1995. The increase resulted primarily from the CDSI BAS' Department of Education contract. CDSI BAS revenues grew 95% primarily as a result of $42 million growth in the Department of Education contract. The expiration of a large CDSI ITS contract during 1995 and the reduced scope on the Department of Energy contract partially offset the increase in revenues. In fiscal year 1996, CDSI ITS accounted for 65% of consolidated revenues and 60% of income from operations. CDSI BAS accounted for 35% of consolidated revenues and 40% of income from operations for the year.

            Costs and expenses increased approximately 13%. Costs which contributed to the increase in expenses included a significant increase in subcontractor costs primarily related to our Department of Education contract, investments in software for the Corporation's internal systems, and continued emphasis on marketing initiatives.

            Income from operations was $15,730,100 compared to $12,763,200 in the prior period. Operating margins increased to 6.3% from 5.7%. Margins increased principally as a result of higher volume levels on contracts in both segments. Concurrent with the higher revenue volumes, reductions in i.e.FARS(R) proprietary development costs, proposal protest costs, and proposal costs related to the Argentina gaming contract aided the margin improvement.

            Interest income and expense, net decreased by $152,000 due to higher investment gains more than offset by increased interest expense arising from larger borrowing under the Corporation's line of credit for equipment commitments on the Argentina contract and accounts receivable growth.

            The provision for income taxes increased due to higher operating income before income taxes.

            Net income increased by $1,718,300 due to improved operating results.

1995 Compared With 1994
-----------------------

            Revenues in fiscal year 1995 increased approximately 7% from 1994. The increase resulted primarily from CDSI BAS' Department of Education Direct Student Loan contract and growth on several contracts in CDSI ITS. The expiration of two large CDSI ITS contracts during 1994 and the reduced contract scope resulting from the settlement of the Department of Energy contract protest partially offset the revenues increase. CDSI BAS revenues grew 70% rimarily as a result of growth in the Department of Education contract ($14 million). In fiscal year 1995, CDSI ITS accounted for 80% of consolidated revenues and 89% of income from operations. CDSI BAS accounted for 20% of consolidated revenues and 11% of income from operations for the year.

            Costs and expenses increased at a slightly higher rate than the growth in revenues. Corporate investments in software development, marketing, and implementation of Centers of Expertise initiatives offset cost savings from the repayment of the note payable ($370,600) and operating efficiencies realized on the expanding contract base.

            Income from operations was $12,763,200 compared to $12,216,800 in the prior period. Operating margins decreased to 5.7% from 5.9%. Lower margins in the initial phases of new contracts in CDSI BAS and the corporate investments noted above contributed to the decline in operating margins.

            Interest income and expense, net increased by $129,600, principally due to a $115,000 gain on the unwinding of an interest rate swap associated with the note payable, prepaid in September 1994.

            The provision for income taxes increased due to higher operating income before income taxes and an increase from 38.2% to 38.9% in federal and state tax rates.

            Net income increased by $321,500 due to improved operating results.

Liquidity
---------

            The Corporation's working capital increased by $15,112,800 to $45,079,500 at June 30, 1997. The increase was attributable to the increase in accounts receivable. Cash and cash equivalents increased primarily due to cash generated from operations and the exercise of employee stock options. The Company entered into a bank credit facility, including a $50 million term loan for the purchase of ASEC. The term loan is repayable quarterly based on a seven-year straight line amortization schedule, with a final maturity in June 2002.

            In addition, the Company has $25,000,000 available under a three-year revolving line of credit as part of the bank credit facility.

Capital Resources
-----------------

            Capital expenditures were $4,736,400 in fiscal 1997. These expenditures were for internal data processing equipment and software used internally. Capital expenditures are anticipated to be in the $6,000,000 to $8,000,000 range for fiscal 1998. The planned expenditures are for completion of the implementation of the Argentina contract, internal use, and additional equipment and software for CDSI Solutions. These expenditures are anticipated to be funded from internally generated working capital and existing credit facilities.

Effects of Inflation
--------------------

            The majority of the Corporation's contracts provide for annual adjustments on prices. Increases in revenues are primarily the result of increased levels of service and product sales rather than price increases.

Subsequent Event
----------------

            On September 20, 1997, the Corporation signed a definitive agree-ment under which it will be acquired by and merged into Affiliated Computer Services, Inc. For further information and disclosure regarding this matter, see "Note 12 - Event (Unaudited) Subsequent to the Date of Independent Auditors' Report" of the Notes to Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Report of Independent Auditors                                                14

Consolidated Statements of Income for the years ended
June 30, 1997, 1996, and 1995                                                 15

Consolidated Balance Sheets as of June 30, 1997 and 1996                      16

Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996, and 1995                                                 17

Consolidated Statements of Changes in Stockholders' Equity
for the years ended June 30, 1997, 1996, and 1995                             18

Notes to Consolidated Financial Statements for the years ended
June 30, 1997, 1996, and 1995                                                 19

                        Report of Independent Auditors

To the Board of Directors and Stockholders of Computer Data Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Computer Data Systems, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Data Systems, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP

Washington, D.C.
July 28, 1997

                           COMPUTER DATA SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                    Years Ended June 30,
                                                                    --------------------
                                                         1997                 1996               1995
                                                         ----                 ----               ----
Revenues                                             $ 304,391,900       $ 251,098,700      $ 220,667,000
                                                      ------------        ------------       ------------
Costs and Expenses:
   Salaries, wages and benefits                        150,482,000         135,370,400        138,758,200
   Subcontractors                                      103,519,000          78,481,000         47,469,900
   Travel, relocation, and subsistence                   3,256,400           2,786,400          2,600,500
   Rental of space and equipment                         1,596,100           1,961,900          4,058,000
   Depreciation and amortization                         4,243,900           3,419,500          2,937,500
   Other operating and administrative costs             22,569,800          13,349,400         12,079,700
                                                      ------------        ------------       ------------

                                                       285,667,200         235,368,600        207,903,800
                                                      ------------        ------------       ------------

Income from operations                                  18,724,700          15,730,100         12,763,200
Interest income and expense, net                            51,400             267,900            420,000
Minority interest                                         (200,200)
                                                      ------------        ------------       ------------
Income before income taxes                              18,575,900          15,998,000         13,183,200
                                                      ------------        ------------       ------------
Income tax expense                                       7,419,500           6,228,800          5,132,300
                                                      ------------        ------------       ------------

Net Income                                           $  11,156,400       $   9,769,200      $   8,050,900
                                                      ============        ============       ============

Net income per common share                          $        1.80       $        1.65      $        1.36
                                                      ============        ============       ============

Net income per common share - assuming
  full dilution                                      $        1.80       $        1.61      $        1.36
                                                      ============        ============       ============

                 See notes to consolidated financial statements.

                           COMPUTER DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                            June 30,
                                                                            -------
                                                               1997                     1996
                                                               ----                     ----
Assets
Current Assets:
     Cash and cash equivalents                            $   4,330,000            $   3,639,600
     Accounts receivable                                     87,916,900               61,479,200
     Deferred income taxes                                    4,660,400                1,252,300
     Income tax refunds receivable                            2,424,800                  151,100
     Prepaid expenses and deposits                            2,254,100                1,255,300
                                                           ------------             ------------
            Total Current Assets                            101,586,200               67,777,500

Long-term investments                                         2,406,600                1,922,000
Land, building, and equipment                                30,767,800               29,664,000
Intangible assets, including goodwill of
  $39,409,900 in 1997                                        48,811,900                2,739,100
Deferred income taxes                                         2,691,800
Other assets                                                  1,185,700                  951,300
                                                           ------------             ------------
            Total Assets                                  $ 187,450,000            $ 103,053,900
                                                           ============             ============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities             $  32,288,800             $ 23,149,400
     Accrued wages and related benefits                      17,088,600               13,875,000
     Note payable                                             6,854,400
     Income taxes payable                                                                786,400
     Deferred income taxes                                      274,900
                                                           ------------              -----------
            Total Current Liabilities                        56,506,700               37,810,800
                                                           ------------              -----------

Note payable                                                 41,145,600
Deferred compensation                                         4,633,800                4,583,500
Deferred income taxes                                         5,726,800                  409,900
Minority interest                                               503,500

Stockholders' Equity:
     Common stock, par value $.10; 30,000,000
            shares authorized; 6,260,311 shares
            outstanding in 1997 and 5,867,330
            shares in 1996                                      626,000                  586,700
     Capital in excess of par value                          16,553,400                7,625,900
     Retained earnings                                       61,754,200               52,037,100
                                                           ------------              -----------
            Total Stockholders' Equit                        78,933,600               60,249,700
                                                           ------------              -----------
            Total Liabilities and Stockholders'
                 Equity                                   $ 187,450,000            $ 103,053,900
                                                           ============             ============

                        See notes to consolidated financial statements.

                                 COMPUTER DATA SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Years Ended June 30,
                                                                        -------------------
                                                        1997                      1996                    1995
                                                        ----                      ----                    ----
Net Income                                        $   11,156,400             $   9,769,200           $   8,050,900
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                      4,243,900                 3,419,500               2,937,500
    Deferred income taxes                               (537,000)                 (224,300)                454,000
    Deferred compensation                                693,100                   679,600                 849,100
    Minority interest                                    200,200
    Other                                                 21,000                   (34,100)               (121,800)
Net cash provided by (used in) changes
in operating assets and liabilities:
    Accounts receivable                              (15,710,700)               (8,455,600)            (10,002,200)
    Prepaid expenses and deposits                       (739,200)                  (68,000)               (677,400)
    Accounts payable and accrued liabilities           4,664,600                 7,452,700               3,326,200
    Accrued wages and related benefits                  (468,400)                 (488,800)              1,628,300
                                                   -------------              ------------             -----------
Net cash provided by operating activities              3,523,900                12,050,200               6,444,600
                                                   -------------              ------------             -----------

Cash flows from investing activities:
    Capital expenditures                              (4,736,400)               (9,729,600)             (6,982,800)
    Proceeds from sale of equipment                        3,300                   217,400                 207,100
    Purchase of long-term investments                    (98,500)                 (174,400)               (166,800)
    Businesses acquired                              (47,266,700)
    Other                                                (98,100)                  (38,300)                (33,700)
                                                   -------------              -------------            -----------

Net cash used in investing activities                (52,196,400)                (9,724,900)            (6,976,200)
                                                   -------------              -------------            -----------

Cash flows from financing activities:
    Payments on notes payable                          (2,000,000)               (8,000,000)            (7,633,300)
    Borrowings on note payable                         50,000,000                 8,000,000              1,500,000
    Cash dividends                                       (717,200)                 (633,000)              (571,600)
Exercise of stock options                               2,722,900                 1,051,900                309,200
Payment of deferred compensation                         (642,800)                 (341,600)               (17,800)
                                                    -------------             -------------            -----------

Net cash provided by (used in) financing activities    49,362,900                    77,300              (6,413,500)
                                                    -------------             -------------            ------------
Net increase (decrease) in cash
     and cash equivalents                                 690,400                  2,402,600             (6,945,100)
                                                    -------------             --------------           ------------
Cash and cash equivalents at
     beginning of year                                  3,639,600                  1,237,000              8,182,100
                                                    -------------             --------------           ------------
Cash and cash equivalents at
     end of year                                   $    4,330,000            $     3,639,600          $   1,237,000
                                                    =============             ==============           ============
Supplemental cash flow information:
Interest paid                                      $      128,000            $       230,400          $      95,100
Income taxes paid                                  $    7,828,500            $     5,704,400          $   4,513,100
Acquisitions:
    Fair value of assets acquired                  $   66,958,700
    Less:
    Liabilities assumed or created                    (11,245,800)
    Stock issued                                       (5,586,000)
    Noncash assets as consideration                      (194,700)
    Minority interest                                    (303,300)
    Cash acquired                                      (2,362,200)
                                                    -------------
Cash paid, net of cash acquired                    $   47,266,700
                                                    =============

                 See notes to consolidated financial statements.

                                     COMPUTER DATA SYSTEMS, INC.
                     Consolidated Statements of Changes in Stockholders' Equity
                                    Years Ended June 30, 1997, 1996, and 1995

                                                                  Capital in
                                          Common Stock             Excess of        Retained
                                       Shares         Amount       Par Value        Earnings          Total
                                       ------         ------       ---------        --------          -----
Balance at June 30, 1994             5,689,919      $  569,000   $  5,564,200    $  36,139,900    $ 42,273,100

Exercise of stock options, net          47,923           4,800        318,100         (145,900)        177,000
Tax benefit arising from exercise
  of non-qualified stock options                                      132,200                          132,200
Cash dividends                                                                        (571,600)       (571,600)
Net income for the year                                                              8,050,900       8,050,900
                                   -----------       ---------    -----------     ------------     -----------
Balance at June 30, 1995             5,737,842         573,800      6,014,500       43,473,300      50,061,600

Exercise of Stock Options, net         129,488          12,900        867,900         (572,400)        308,400
Tax benefit arising from exercise
   of non-qualified stock options                                     743,500                          743,500
Cash dividends                                                                        (633,000)       (633,000)
Net income for the year                                                              9,769,200       9,769,200
                                   -----------       ---------    -----------     ------------     -----------
Balance at June 30, 1996             5,867,330         586,700      7,625,900       52,037,100      60,249,700

Exercise of stock options, net         187,526          18,800      1,896,300         (722,100)      1,193,000
Tax benefit arising from exercise
  of non-qualified stock options                                    1,465,700                        1,465,700
Stock issued for businesses
  acquired                             205,455          20,500      5,565,500                        5,586,000
Cash dividends                                                                        (717,200)       (717,200)
Net income for the year                                                             11,156,400      11,156,400
                                   -----------       ---------    -----------     ------------     -----------
Balance at June 30, 1997             6,260,311      $  626,000   $ 16,553,400    $  61,754,200    $ 78,933,600
                                   ===========       =========    ===========     ============     ===========

                               See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996, and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.
---------------------------

The consolidated financial statements include the accounts of Computer Data Systems, Inc. and its wholly-owned and majority-owned subsidiaries (the Corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition.
-------------------

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

Depreciation and Amortization.
-----------------------------

Furniture, computer equipment and software, and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives on the straight-line basis. Building and improvements are depreciated over a useful life of 40 years. The useful lives of furniture and equipment range from 5 to 10 years. Leasehold improvements are amortized over a five-year period.

Investments.
-----------

Deferred annuity contracts included in long-term investments are carried at cost plus accrued interest, which approximates fair market value.

Intangible Assets.
-----------------

Intangible assets, principally goodwill, are generally attributable to business combinations. Intangibles are amortized using the straight-line method over periods not exceeding 30 years and are displayed on the consoli-dated balance sheets net of accumulated amortization of $2,817,300 and $5,499,900 at June 30, 1997 and 1996, respectively. The carrying values of intangible assets are reviewed if the facts and circumstances indicate potential impairment of their carrying value. Any impairment determined is recorded in the current period. The Corporation does not believe that an impairment exists at June 30, 1997.

Long-Lived Assets.
-----------------

In fiscal year 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The impact of the adoption of this standard had no effect on the Corporation's consolidated earnings or financial position.

Income Taxes.
------------

The Corporation computes deferred income taxes under the liability method. Deferred taxes are based on timing differences between financial statement and income tax purposes, using the enacted tax rates in effect during the years in which the differences are expected to reverse.

Net Income Per Common Share.
---------------------------

Net income per share of common stock is based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares consist of the number of shares issuable upon exercise of outstanding stock options, reduced by the number of shares that could have been repurchased with the proceeds of such options based on the average market price of the Corporation's common stock during the year. The weighted average number of common and common equivalent shares outstanding was 6,187,964, 5,935,522, and 5,902,419 in 1997, 1996, and 1995, respectively.
Net income per share, assuming full dilution, is based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares consist of the number of shares issuable upon exercise of outstanding stock options, reduced by the number of shares that could have been repurchased with the proceeds of such options based on the ending market price of the Corporation's common stock. The weighted average number of common and common equivalent shares outstanding on a fully diluted basis was 6,193,702, 6,059,971, and 5,914,907 in 1997, 1996, and 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be adopted for the second quarter of fiscal 1998. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in reported net income per common share of $.06, $.04, and $.05 for the years ended June 30, 1997, 1996, and 1995, respectively. The impact of SFAS No. 128 on the calculation of net income per common share, assuming full dilution for these years is not expected to be material.

Cash and Cash Equivalents.
-------------------------

The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock-Based Compensation.
------------------------

In fiscal 1997, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation costs for those plans using the intrinsic value method of accounting prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees." As permitted by SFAS No. 123, the Corporation elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.
(See Note 7.)

Use of Estimates.
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in particular, estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications.
-----------------

Certain reclassifications have been made to prior year amounts to conform to current year classifications.


2. ACQUISITIONS On May 29, 1997, the Corporation entered into an agreement with the shareholders of Analytical Systems Engineering Corporation (ASEC) to acquire all the outstanding capital stock of ASEC and its subsidiaries. The transaction was consummated on June 18, 1997, and ASEC operations have been included in the consolidated financial statements since that date. ASEC provides systems engineering and engineering services primarily to the Department of Defense and certain intelligence agencies, both domestically and abroad.

The consideration paid was $51 million, 90% in cash and 10% in common stock of Computer Data Systems, Inc. The Corporation financed the cash portion (see
Note 6) and issued 185,455 shares of stock, valued for purposes of this transaction at $27.50 per share. This transaction has been accounted for under the purchase method of accounting, wherein approximately $39.5 million in goodwill was recognized by the Corporation after recording approximately $5.4 million in other intangibles (representing the estimated fair market value of certain assets acquired) and other purchase adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed. Goodwill is being amortized on a straight-line basis over a 30-year period and the other intangibles are being amortized over periods ranging from 2 to 17 years.

The following unaudited pro forma summary presents information as if the acquisition of ASEC had occurred at the beginning of the earliest period presented. The pro forma information is provided for information purposes only. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which might occur in the future.

Pro Forma Information (Unaudited)
                                                                1997                   1996
                                                                ----                   ----
         Revenue                                           $   370,656,400      $    298,197,400
         Net income                                        $    12,476,600      $      7,932,000
         Earnings per share                                $          1.96      $           1.30


In November 1996, the Corporation combined its student loan guaranty agency services business with that of InTuition, Inc. and formed a new commercial company called GuaranTec, LLP, of which the Corporation is a 51% owner and InTuition 49% owner. In connection with the formation of this company, the Corporation paid $1.9 million in cash, stock, and assets to InTuition and GuaranTec. Of this amount, InTuition received 20,000 shares of the Corporation's stock valued at $24.30 per share, or $486,000 in the aggregate, along with $300,000 in cash, in return for certain InTuition assets, which were then contributed to GuaranTec by the Corporation. The Corporation and InTuition also contributed their interests in their licensing agreements and guaranty agency servicing contracts and certain related assets and liabilities to GuaranTec. The assets acquired have been accounted for under the purchase method of accounting, wherein approximately $.8 million was recorded on the books of GuaranTec as an intangible asset for the fair value of the acquired licensing agreements and servicing contracts. This asset is being amortized over its estimated remaining component life, which is two years for the licensing agreements and five years for the contracts.

The financial statements of GuaranTec from date of acquisition are included in the consolidated financial statements of the Corporation, with InTuition's portion included as minority interest.


3. ACCOUNTS RECEIVABLE  The components of accounts receivable are as follows:

                                                            June 30, 1997        June 30, 1996
                                                            -------------        -------------
Amounts billed:
         U.S. government                                   $   45,881,400       $    34,008,900
         Commercial and state governments                       3,964,800               507,800
                                                            -------------        --------------
                                                               49,846,200            34,516,700
                                                            -------------        --------------

Amounts unbilled:
         Amounts currently billable                            33,691,800            23,522,000
         Excess of actual indirect costs over
           amounts currently billable under
           cost reimbursable contracts                          1,662,800             1,293,800
         Contract retainages not currently billable               363,600               269,900
         Fixed price work not currently billable                2,533,000             1,877,000
                                                            -------------        --------------
                                                               38,251,200            26,962,700
                                                            -------------        --------------

Total accounts receivable                                      88,097,400            61,479,400
         Allowance for doubtful accounts                         (180,500)                 (200)
                                                            -------------        --------------
                                                           $   87,916,900       $    61,479,200
                                                            =============        ==============

To the extent not currently billable at June 30, 1997 and 1996, unbilled costs and accrued profits above are billable upon delivery or acceptance of services, upon receipt of contract funding, or upon contract completion. Of the above unbilled costs and accrued profits at June 30, 1997, approximately $1,922,100 are not expected to be billed and collected within one year.

4.  LAND, BUILDING, AND EQUIPMENT

The components of land, building, and equipment are as follows:

                                                            June 30, 1997          June 30, 1996
                                                            -------------          -------------
         Land                                               $    2,200,000        $     2,200,000
         Furniture                                               5,141,500              4,652,400
         Computer equipment and software                        24,218,600             21,324,200
         Building and improvements                              15,401,400             15,121,900
                                                             -------------         --------------
                                                                46,961,500             43,298,500
         Less accumulated depreciation
           and amortization                                    (16,193,700)           (13,634,500)
                                                             -------------         --------------
                                                            $   30,767,800        $    29,664,000
                                                             =============         ==============


5. OTHER ASSETS The Corporation maintains a program to provide senior executives with additional life insurance coverage, supplementing the coverage available under the Corporation's group insurance plan. Under the program, officers participate with the Corporation in the payment of premiums. The Corporation has an interest in such policies to the extent of its accumulated premium payments. At June 30, 1997 and 1996, accumulated premiums of $1,049,400 and $951,300, respectively, were included in Other assets.


6. DEBT On June 18, 1997, the Corporation borrowed $50 million under a term loan to finance the ASEC acquisition (see Note 2), of which $48 million remains outstanding at June 30, 1997. Additionally, the Corporation entered into a $25 million, three-year revolving line of credit available at June 30, 1997 for working capital, future acquisition, and general corporate needs. Both credit facilities bear interest at the Corporation's option of prime rate, floating rate, or a variable rate based on LIBOR for 30, 60, 90, 180, or 360 days, plus a margin that can vary from 62.5 basis points to 115 basis points. The applicable margin is determined by the ratio of outstanding debt to the Corporation's earnings before interest, taxes, depreciation, and amortization (EBITDA), calculated on a quarterly basis. The weighted average interest rate in effect for the period June 18, 1997 to June 30, 1997 was 6.52%. There are unused commitment fees on the available revolving line ranging from 9 to 23 basis points per year, also depending on the ratio of debt to EBITDA.

The term loan is repayable quarterly, for a five-year period, based on a seven-year straight-line amortization schedule, with the remaining balance due in June 2002. The revolving line matures in June 2000. The term loan and any revolving loans are unsecured, except that 65% of the stock of CDSI Argentina, S.A., the Corporation's wholly-owned foreign subsidiary, is pledged as col-lateral.

Prior to closing on the three-year revolving line of credit in June 1997, the Corporation had an $8 million revolving line of credit and a $14 million demand facility, both of which were replaced by the three-year revolving line of credit. Interest rates on these unsecured facilities were at LIBOR plus 110 to 120 basis points.

Interest expense, included in Interest income and expense, net, was $145,200, $185,400, and $1,600 in 1997, 1996, and 1995, respectively.

7. STOCK OPTIONS In November 1991, the stockholders approved a long-term incentive plan that provides for the granting of incentive awards to various employees and officers of the Corporation. The plan also provides for the annual grant of nonqualified options for 2,000 shares to each of the non-employee directors. The employee options are exercisable in cumulative annual installments after one year and before the end of the fifth year. The non-employee directors' options are fully exercisable one year after grant and before the end of the fifth year. At June 30, 1997, options to purchase 96,500 share are exercisable. Exercise prices of options awarded in all years were equal to the market price of the stock on the date of grant. Under APB Opinion No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the stock on the date of grant, no compensation expense is recognized. The following table summarizes the changes in the number of common shares under the 1991 option plan during fiscal years 1997, 1996, and 1995.

1991 Plan
---------

                                                                                               Weighted
                                                       Number              Per Share            Average
                                                     of Shares           Option Price        Exercise Price
                                                     ---------           ------------        --------------
Outstanding Balance at June 30, 1994                   428,267        $   4.19 -   8.75        $    7.31
     Granted                                           144,900           11.50 -  14.13            13.99
     Exercised                                         (29,600)           4.19 -   8.75             5.39
     Expired                                            (6,000)           8.75 -  14.13            11.44
                                                      --------         ----------------         --------
Outstanding Balance at June 30, 1995                   537,567            4.19 -  14.13             8.56
     Granted                                           219,900           10.50 -  21.75            13.19
     Exercised                                        (148,050)           4.19 -  14.13             6.17
     Expired                                           (29,700)           4.19 -  14.13             8.98
                                                      --------         ----------------         --------
Outstanding Balance at June 30, 1996                   579,717            4.19 -  21.75            10.91
     Granted                                           186,500           22.00 -  35.50            23.45
     Exercised                                        (223,917)           4.19 -  21.75             8.86
     Expired                                          (110,300)           8.75 -  22.00            13.42
                                                      --------         ----------------         --------
Outstanding Balance at June 30, 1997                   432,000        $   5.73 -  35.50        $   16.66
                                                      ========         ================         ========

A summary of the Corporation's stock option activity and related information for the year ended June 30, 1997 follows:

                                         Options Outstanding                       Options Exercisable
                           ------------------------------------------------     --------------------------
                                                           Weighted Average
                                              Weighted         Remaining                       Weighted
     Range of              Number of          Average         Contractual       Number of      Average
  Exercise Price            Options        Exercise Price        Life            Options    Exercise Price
  --------------            -------        --------------        ----            -------    --------------
$   5.00 -   $15.00          235,000           $11.14           2 Years           96,500         $10.52
$  15.00 -   $25.00          168,500           $21.95           4 Years
Greater than $25              28,000           $31.69         4 1/2 Years
                             -------           ------         -----------         ------         ------
Total                        432,000           $16.69           3 Years           96,500         $10.52
                             =======           ======         ===========         ======         ======

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Corporation had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1997 and 1996: risk-free interest rate of 6.14%, dividend yield of .40%, volatility factor related to the expected market price of the Corporation's common stock of .50 and weighted-average expected option life of three years. The weighted average fair values of options granted during fiscal year 1997 and 1996 were $9.07 and $5.10, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the pro forma results for 1997 and 1996 presented below include up to 33% of the total pro forma expense for options awarded in that year depending on the date of grant.

The Corporation's pro forma information follows:

                                                                1997              1996
                                                                ----              ----
Pro forma net income                                        $ 10,877,000       $ 9,607,900

Pro forma earnings per share:
         Primary                                                   $1.76             $1.62
         Fully diluted                                             $1.76             $1.59


8. EMPLOYEE INCENTIVE PLANS The Corporation has incentive compensation plans for officers and certain key employees. The incentive compensation plans' formulas are reviewed and approved annually by the Board of Directors. Operations were charged $1,823,900, $2,742,200, and $2,546,600 to fund the incentive compensation plans for the years ended June 30, 1997, 1996, and 1995, respectively. Under the terms of the incentive compensation plans, officers may elect to defer payment of all or a portion of the amount awarded under the plan until retirement or termination of employment with the Corporation. The deferred amounts earn interest, compounded quarterly, at the greater of the current 13-week Treasury bill rate effective the beginning of each quarter, or 7%.

The Corporation has defined contribution retirement plans for eligible employees. Contributions to the plans are discretionary as determined by the Board of Directors. Operations were charged $2,285,800, $2,079,300, and $1,974,500 to fund the plans in 1997, 1996, and 1995, respectively. Under terms of the plans, contributions to certain long-term employees are made to a non-qualified supplemental deferred retirement account.


9. PROVISION FOR INCOME TAXES The income tax provision is summarized as follows:

                                                 1997               1996               1995
                                                 ----               ----               ----
Federal income taxes:
       Current                               $ 6,729,300        $  5,446,000       $ 4,210,500
       Deferred                                 (454,200)           (189,300)          408,600
                                              ----------          ----------        ----------
           Total federal income taxes          6,275,100           5,256,700         4,619,100
                                              ----------          ----------        ----------

State income taxes:
       Current                                 1,227,200           1,007,100           467,800
       Deferred                                  (82,800)            (35,000)           45,400
                                             -----------          ----------        ----------
           Total state income taxes            1,144,400             972,100           513,200
                                             -----------          ----------        ----------
Total                                        $ 7,419,500         $ 6,228,800       $ 5,132,300
                                              ==========          ==========        ==========

Income tax payments were $7,828,500 in 1997 and $5,704,400 in 1996.

The difference between the tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                                1997              1996              1995
                                                ----              ----              ----
Income tax computed at
  federal statutory rate                     $ 6,501,600      $ 5,599,800       $ 4,610,300
Add:
State income tax, net
  of federal tax benefit                         917,900          629,000           522,000
                                              ----------       ----------        ----------
Total income taxes                           $ 7,419,500      $ 6,228,800       $ 5,132,300
                                              ==========       ==========        ==========
Effective tax rate                                 39.9%            38.9%             38.9%
                                              ==========       ==========        ==========

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Corporation believes a valuation allowance is not required.

     The components of the Corporation's deferred tax assets and liabilities at June 30, 1997 and 1996 are as follows:

                                                      1997                 1996
                                                      ----                 ----
Deferred tax assets:
       Net operating loss carryforward           $  1,969,800        $
       Accrued vacation benefits                    1,265,200              618,100
       Deferred compensation                        1,836,000            1,760,000
       Argentina operations                         1,085,200              340,000
       Stock options                                  525,000              779,800
       Other                                          671,000              119,200
                                                  -----------         ------------

             Total deferred tax assets              7,352,200            3,617,100
                                                  -----------         ------------

Deferred tax liabilities:
       Depreciation and amortization               (4,386,100)          (2,085,000)
       Annuity interest                              (431,800)            (400,700)
       Interest in partnership                       (908,900)
       Other                                         (274,900)            (289,000)
                                                  -----------         ------------

             Total deferred tax liabilities        (6,001,700)          (2,774,700)
                                                  -----------         ------------

Net deferred tax asset                           $  1,350,500        $     842,400
                                                  ===========         ============

The net operating loss carryforward is $4.5 million and relates to the acquisition of ASEC in June of 1997 (see Note 2). The carryforward will expire in 2011 and is subject to both the separate return year and change in ownership limitations. The limitations are not expected to materially affect the Corporation's ability to use the loss carryforward.


10. BUSINESS SEGMENT INFORMATION The Corporation operates in two business segments: Professional Services and Processing Services. Professional Services encompasses consulting, systems development, and programming. Processing Services includes a variety of activities primarily concerned with the processing of data for customers requiring computer-based support services and equipment and software sales. Services range from the complete processing and preparation of reports from data supplied by customers, including related programming support, to individual specialized services such as data entry.

Financial information by business segment for the years ended June 30 is summarized as follows:

                                                  1997              1996               1995
                                                  ----              ----               ----
Revenues:
    Professional Services                     $ 171,828,600     $ 163,433,700      $ 175,851,500
    Processing Services                         142,757,800        99,361,700         54,879,000
    Intersegment                                (10,194,500)      (11,696,700)       (10,063,500)
                                               ------------      ------------       ------------
Total Revenues                                $ 304,391,900     $ 251,098,700      $ 220,667,000
                                               ============      ============       ============

Income from operations:
    Professional Services                     $   6,182,200     $   9,462,600      $  11,381,500
    Processing Services                          12,542,500         6,267,500          1,381,700
                                               ------------       -----------       ------------
                                                 18,724,700        15,730,100         12,763,200
Interest income and expense, net                     51,400           267,900            420,000
Minority interest                                  (200,200)
                                               ------------      ------------       ------------
Income Before Income Taxes                    $  18,575,900     $  15,998,000      $  13,183,200
                                               ============      ============       ============

Identifiable assets:
    Professional Services                     $ 114,368,200     $  48,432,400      $  42,293,200
    Processing Services                          46,318,100        36,742,200         27,809,700
    Corporate assets                             26,763,700        17,879,300         14,820,100
                                               ------------      ------------       ------------
Total Assets                                  $ 187,450,000     $ 103,053,900      $  84,923,000
                                               ============      ============       ============

Depreciation and amortization expense:
    Professional Services                     $     395,300     $     200,900      $      86,000
    Processing Services                       $   2,728,900     $   2,492,600      $   2,165,800
    Corporate assets                          $   1,119,700     $     726,000      $     685,700

Capital expenditures (including businesses
  acquired):
    Professional Services                     $  48,034,600     $   5,193,100      $   3,472,800
    Processing Services                       $   3,574,200     $   3,714,500      $   2,882,800
    Corporate assets                          $     394,300     $     822,000      $     627,200


For the years ended June 30, 1997, 1996, and 1995, substantially all Professional Services revenues and 96%, 93%, and 89%, respectively, of Processing Services revenues were derived from federal government agencies. Professional Services revenues from one federal government agency under various contracts were $100,481,220 and $93,249,900 in 1997 and 1996, respectively. Processing Services revenues from one government agency were $102,910,190 and $67,376,900 in 1997 and 1996, respectively. Professional Services revenues from two government agencies under various contracts were $89,117,600 and $46,460,400 in 1995. Processing Services revenues from one government agency were $25,642,500 in 1995. No other customers account for 10% or more of total revenues. Intersegment revenues represent primarily unit-price costs billed for general corporate purposes.

11. COMMITMENTS AND CONTINGENCIES The Corporation leases office and warehouse space and equipment under agreements that provide for minimum aggregate rentals through 2002 as follows:

                         Fiscal Year                        Minimum Aggregate Rentals
                         -----------                        -------------------------
                            1998                                  $ 2,758,700
                            1999                                    1,853,200
                            2000                                    1,637,200
                            2001                                    1,029,600
                            2002                                      524,800
                                                                   ----------
                            Total                                 $ 7,803,500
                                                                   ==========


In addition, the office space leases provide for escalation and pass-through of increases in operating expenses and renewal options.

Government contracts are subject to review and audit by various governmental authorities in the normal course of the Corporation's business. Cost audits have been completed through fiscal 1995, with the exception of ASEC operations, which have been audited through calendar year 1993. In management's opinion, any such reviews and the results of cost audits for subsequent fiscal years will not have a material effect on the Corporation's financial position or results of operations.

The Corporation is a party to various legal proceedings arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material adverse effect on the Corporation.


12. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF INDEPENDENT AUDITORS' REPORT

On September 20, 1997, the Corporation signed a definitive agreement pursuant to which a wholly-owned subsidiary of Affiliated Computer Services, Inc. ("ACS") will be merged with and into the Corporation. Under the terms of the Agreement and Plan of Merger (the "Agreement"), stockholders of the Corporation will receive 1.759 shares of ACS Class A Common Stock for each share of the Corporation's Common Stock. The closing price of ACS Class A Common Stock on September 19, 1997, the last trading day prior to the public announcement of the transaction, was $29.375 per share.

The transaction is structured to be tax-free to the Corporation's stockholders and accounted for as a pooling of interests. The merger is subject to regulatory approvals and certain other conditions, including without limita-tion, approval of the merger by a two-thirds vote of the Corporation's stock-holders, approval of the issuance of additional shares of ACS Class A Common Stock by ACS' stockholders, and confirmation from the independent accountants for ACS and the Corporation that the transaction shoule be accounted for as a pooling of interests. With respect to the stockholder votes, all the directors and certain executive officers of both companies have agreed to vote their stock in favor of the transaction. In the case of ACS, such directors and officers have sufficient voting power to satisfy the stockholder vote condition in the Agreement. The directors and officers of the Corporation hold stock representing approximately ten percent of the outstanding shares.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1997 Quarters
                          --------------------------------------------------------------------
                              First              Second            Third             Fourth
                              -----              ------            -----             ------
Revenues                  $ 70,073,200       $ 75,155,300      $ 75,832,200       $ 83,331,200
Income before
  income taxes               4,632,400          4,211,700         4,514,400          5,217,400
Net income                   2,785,700          2,546,200         2,699,600          3,124,900
Net income per
  common share                    0.46               0.41              0.43               0.50


                                                      1996 Quarters
                          --------------------------------------------------------------------
                              First             Second            Third              Fourth
                              -----             ------            -----              ------
Revenues                  $ 59,873,000       $ 61,183,200      $ 64,199,300       $ 65,843,200
Income before
  income taxes               3,690,300          3,469,800         4,332,200          4,505,700
Net income                   2,251,000          2,111,800         2,649,300          2,757,100
Net income per
  common share                    0.38               0.36              0.44               0.47


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III
                                    --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      (a)   Identification of directors
            ---------------------------

            The Board of Directors of the Corporation is comprised of eight directors. One of the directors elected at the 1996 Annual Meeting, Elmer B. Staats, resigned his position in March 1997. In June 1997, upon the closing of the Corporation's acquisition of Analytical Systems Engineering Corporation, James W. Henderson was elected to fill the vacancy. The names of the directors and certain information about them are set forth below. Except as indicated, the principal occupation for the past five years of each nominee is as listed below.

                                               PRINCIPAL
         NAME                                 OCCUPATION                           ADDITIONAL INFORMATION
------------------------------------------------------------------------------------------------------------

DR. RAYMOND B. HOXENG                      Retired                          Prior to his retirement in 1982,
Director since 1968                        Tampa, FL                        Dr. Hoxeng was involved in university
Age 78                                                                      and hospital administration.  His
                                                                            earlier career was distinguished by
                                                                            accomplishments in industrial
                                                                            engineering and research.



CLIFFORD M. KENDALL                        Chairman of                      From 1970 to 1991, Mr. Kendall
Director since 1970                        the Board                        served as Chief Executive Officer
Age 66                                     of the Corporation               of the Corporation. Mr. Kendall
Member-Executive Committee                                                  currently serves as the Chairman of
                                                                            the Board of Objective
                                                                            Communications, Inc.


HILLIARD W. PAIGE                          Retired                          Mr. Paige is a former President of
Director since 1974                        Washington, DC                   General Dynamics Corporation.
Age 77                                                                      Mr. Paige serves as a Director of The Member-
Executive,                                                                  Atlantic Council of the United States,
Audit/Compensation Committees                                               Washington, D.C.


WYATT D. TINSLEY                           Executive                        Mr. Tinsley serves as the
Director since 1988                        Vice President of                Corporation's Chief Financial
Age 54                                     the Corporation                  Officer.

                                               PRINCIPAL
         NAME                                 OCCUPATION                           ADDITIONAL INFORMATION
----------------------------------------------------------------------------------------------------------------

PAUL R. IGNATIUS                           Retired                          Mr. Ignatius is a former Secretary
Director since 1991                        Washington, DC                   of the Navy.  From 1987 to
Age 76                                                                      December 1993, Mr. Ignatius
Member-Executive,                                                           served as the Chairman of the
Audit/Compensation Committees                                               Board, Logistics Institute, Bethesda, MD.


JAMES A. PARKER                            President,                       Mr. Parker serves as President of
Director since 1991                        Jay Parker &                     the Lincoln Institute for Research
Age 60                                     Associates,                      & Education, Inc., a non-profit
Member-Executive,                          Washington, DC                   public policy organization in
Audit/Compensation Committees              (International                   Washington, D.C.
                                           Consulting Firm)


PETER A. BRACKEN                           Chief Executive                  Mr. Bracken has served as Chief
Director since 1996                        Officer and                      Executive Officer and President
Age 56                                     President of the                 since May 1996.  Prior to joining
                                           Corporation                      CDSI, Mr. Bracken served as President
                                                                            of the Information Sciences Group of
                                                                            Lockheed Martin Corporation.


JAMES W. HENDERSON                         President,                       Mr. Henderson has served as
Director since 1997                        Analytical Systems               President of ASEC since 1978.
Age 54                                     Engineering Corporation          ASEC became a wholly-owned
                                           (ASEC), Burlington, MA           subsidiary of CDSI in June 1997.


      (b)   Identification of executive officers
            ------------------------------------

            The names of the Corporation's executive officers and certain information about them are set forth below:

CLIFFORD M. KENDALL, age 66, has been with CDSI since its founding in 1968 and is currently the Chairman of the Board of Directors. From 1970 to 1991, Mr. Kendall served as Chief Executive Officer of the Corporation.

PETER A. BRACKEN, age 56, joined the Corporation in May 1996 as Chief Executive Officer and President. From 1986 to 1996, Mr. Bracken was employed by Martin Marietta Corporation (now Lockheed Martin Corporation), most recently as President of the Information Sciences Group. Before joining Martin Marietta in 1986, Mr. Bracken served as Director of Mission Operations and Data Systems for NASA's Goddard Space Flight Center.
WYATT D. TINSLEY, age 54, is currently
Executive Vice President and the Corporation's Chief Financial Officer. Mr. Tinsley joined CDSI in 1969.

JAMES W. HENDERSON, age 54, is currently President of Analytical Systems Engineering Corporation, a wholly-owned subsidiary of the Corporation ("ASEC"). Mr. Henderson has been with ASEC since its founding in 1969 and has served as President since 1978.

MARY ANN MAYHEW, age 45, is currently President of the CDSI Information Technology Solutions Company, a division of the Corporation ("CDSI ITS"). Ms. Mayhew joined CDSI in 1980.

THOMAS A. GREEN, age 51, is currently President of the CDSI Business Applications Solutions Company, a division of the Corporation ("CDSI BAS"). Mr. Green joined CDSI in 1976.

ROBERT L. VESCHI, age 57, is currently President of CDSI Solutions, Inc., a wholly-owned subsidiary of the Corporation, which began operations in July 1997. Prior to joining CDSI, Mr. Veschi was employed by Lockheed Martin Corporation, most recently as President of its Integrated Business Solutions unit.

EDWARD D. JOHNSON, age 43, is currently Senior Vice President of CDSI ITS. Mr. Johnson joined CDSI in 1981.

JOHN C. KEZER, age 47, joined the Corporation in February 1997 as Treasurer and Secretary of the Corporation. From 1995 to 1997, Mr. Kezer was Chief Financial Officer of American Home Landscape, Inc. From 1992 to 1995, he was Chief Financial Officer of Home Owners Warranty Corporation.

      (c)   Section 16(a) beneficial ownership reporting compliance
            -------------------------------------------------------

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's directors and executive officers to file reports of ownership and changes of ownership with the SEC and the Nasdaq Stock Market. The Corporation believes that during the period from July 1, 1996 through June 30, 1997, its directors and executive officers complied with all applicable
Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

      (a)   Summary compensation table
            --------------------------

            The following table reports the compensation paid or accrued during the three fiscal years ended June 30, 1997, for each of the five most highly compensated CDSI executive officers.

                                                                                LONG-TERM
                                         ANNUAL COMPENSATION                  COMPENSATION
                                         -------------------                  ------------

                               YEAR                               OTHER         SECURITIES
     NAME AND                  ENDED                             ANNUAL        UNDERLYING       ALL OTHER
PRINCIPAL POSITION             6/30      SALARY      BONUS    COMPENSATION     OPTIONS (#)   COMPENSATION(1)
------------------             ----      ------      -----    ------------     -----------   ---------------
CLIFFORD M. KENDALL            1997     $200,000   $114,587       -----           15,000        $  15,451
Chairman of the Board          1996     $178,769   $142,000       -----            8,000        $  17,290
                               1995     $148,000   $148,000       -----            6,000        $  16,259

PETER A. BRACKEN               1997     $300,000   $173,690                         -0-         $   3,750
Chief Executive Officer        1996     $ 28,846      N/A      $21,750(2)         40,000        $     361
and President

WYATT D. TINSLEY               1997     $160,000   $ 86,845       -----           12,000        $  11,378
Chief Financial Officer        1996     $149,385   $118,500       -----           12,000        $  11,304
                               1995     $131,846   $130,000       -----            6,000        $  10,336

MARY ANN MAYHEW                1997     $175,000   $100,264       -----           15,000        $  11,318
President, CDSI ITS            1996     $149,038   $118,500       -----           12,000        $  10,142
                               1995     $122,654   $121,000       -----            6,000        $   9,355

THOMAS A. GREEN                1997     $175,000   $ 94,987       -----           15,000        $  10,890
President, CDSI BAS            1996     $149,077   $118,500       -----           12,000        $  10,533
                               1995     $123,077   $121,000       -----            6,000        $   8,954

_________________________

(1) Amounts represent: (a) Corporation contributions to qualified and nonqualified employee retirement plans (including matching contributions to the 401(k) Savings Plan) and (b) Split Dollar Life Insurance. The values for two component amounts for each named executive officer are as follows for the fiscal year ended June 30, 1997: Mr. Kendall,
     (a) $10,567 and (b) $4,884; Mr. Bracken, (a) $3,750 and (b) $0; Mr.
     Tinsley, (a) $10,505 and (b) $873; Ms. Mayhew, (a) $10,828 and (b) $490;
     and Mr. Green, (a) $10,599 and (b) $291.
(2) Mr. Bracken joined the Corporation as President and CEO on May 13, 1996. Amount shown represents fees paid to Mr. Bracken for consulting services provided between April 10 and May 13.

      (b)   Option grants in last fiscal year
            ---------------------------------

                                                                                  POTENTIAL REALIZABLE VALUE AT
                                      PERCENT OF                                  ASSUMED ANNUAL RATES OF
                                      TOTAL OPTIONS   EXERCISE                    STOCK PRICE APPRECIATION FOR
                        OPTIONS       GRANTED TO      OR BASE                     OPTION TERM(4)
                        GRANTED       EMPLOYEE IN     PRICE         EXPIRATION
NAME                       (#)        FISCAL YEAR(1)  ($/SHR)(2)    DATE(3)         5%($)         10%($)
----------------------------------------------------------------------------------------------------------------
Clifford M. Kendall      15,000            8.0%         $22.00       07/16/01     $  91,200     $ 201,450
Wyatt D. Tinsley         12,000            6.4%         $22.00       07/16/01     $  72,960     $ 161,160
Mary Ann Mayhew          15,000            8.0%         $22.00       07/16/01     $  91,200     $ 201,450
Thomas A. Green          15,000            8.0%         $22.00       07/16/01     $  91,200     $ 201,450

______________________________

(1) Stock options exercisable into 186,500 shares of Common Stock were granted to all employees and non-employee directors of the Corporation as a group during the fiscal year ended June 30, 1997.
(2)  The exercise price is the closing market price on the date of grant.
(3) Options vest and become exercisable in annual installments of 25% of shares covered by each grant commencing on the first anniversary of the grant date, and expire in five years from the grant date.
(4) The dollar amounts under the potential realizable values columns use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price.
     Actual gains, if any, on stock option exercises are dependent on the future performance of the Corporation's Common Stock. There can be no assurance the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full five-year term of the options.


    (c)    Aggregate option exercises in last fiscal year and year-end option
           ------------------------------------------------------------------
values
------

                                                                     NUMBER OF           VALUE OF UNEXERCISED
                             OPTIONS EXERCISED IN FY 1997       UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                                     AT 6/30/97               AT 6/30/97 (2)
                             ----------------------------            ----------               --------------

                               SHARES
                             ACQUIRED ON        VALUE           EXERCISABLE/             EXERCISABLE/
       NAME                  EXERCISE(#)    REALIZED($)(1)           UNEXERCISABLE            UNEXERCISABLE
       ----                  -----------    --------------      ------------------       -------------------
Clifford M. Kendall            13,000          $ 168,500             -0- / 26,000            -0-     $  303,125
Peter A. Bracken               10,000          $   5,000             -0- / 30,000            -0-     $  225,000
Wyatt D. Tinsley                8,400          $ 158,025          20,000 / 26,000        $  410,375  $  335,375
Mary Ann Mayhew                 6,000          $ 121,750           8,000 / 29,000        $  140,375  $  357,125
Thomas A. Green                 5,850          $ 126,750          10,500 / 28,500        $  191,625  $  346,875

______________________________

(1) Value is calculated based on the difference between the option price and the average of the high and low market price of the Common Stock on the date of the exercise multiplied by the number of shares to which the exercise relates.
(2) The closing price for the Corporation's Common Stock as reported by the Nasdaq Stock Market on June 30, 1997 was $29.25. Value is calculated on the basis of the difference between the option exercise price and $29.25, multiplied by the number of shares of Common Stock underlying the option.

      (d)   Report of Audit/Compensation Committee on Executive Compensation
            ----------------------------------------------------------------

      The Audit/Compensation Committee of the Board of Directors, which is composed of outside directors of the Corporation, is responsible for developing and recommending to the Board of Directors the Corporation's general compensation policies. The Committee approves the compensation plans for the Corporation's executive officers, including the Chief Executive Officer (CEO), and determines the compensation to be paid to the executive officers. The Audit/Compensation Committee also is responsible for the granting of stock options to the executive officers and the administration thereof.

      The Audit/Compensation Committee has furnished the following report for fiscal year 1997:

Compensation Philosophy.
-----------------------

The following general principles have been adopted by the Committee and represent the guidelines upon which compensation decisions are based. Executive compensation is designed to:

      Provide a competitive total compensation package that enables the Corporation to attract and retain key executives who demonstrate outstanding performance, technical expertise, business responsibility, personal integrity, and professionalism.

      Encourage cooperation and coordination among executives and motivate them to meet the Corporation's long-term business objectives and strategy.

      Provide variable compensation that is directly linked with the financial performance of the Corporation, the achievement of increased stockholder value, and individual performance.

Executive Officer Compensation.
------------------------------

The Corporation's executive compensation program consists of three main components: (i) annual base salary, (ii) annual incentive cash bonus, and
(iii) equity participation. The executive officers, including the CEO, are eligible for the same benefits, including group health and life insurance and participation in the Corporation's Employee Profit-Sharing Retirement Plan and 401(k) Savings Plan, as are available generally to the Corporation's professional staff. The Corporation also provides whole life "split dollar" insurance policies on the lives of certain of the executive officers. Under these policies, in the event of an executive's death, the Corporation is a beneficiary to the extent of the amount of its premiums paid, with any remaining amounts payable to the officers' estates. The executives may elect, under certain circumstances, to convert the policy to an annuity based on the face amount of the policy less premiums paid.

      The compensation policies that are administered by the Committee are further explained below:

Base Salary - Base salaries are competitive, but not excessive, assuring the Corporation the ability to attract and retain qualified officers. Base pay levels are reviewed annually and established through comparisons with other professional services firms of similar size and complexity.

Annual Incentive - Executive officers participate as a team in an incentive compensation program with awards based on the attainment of predetermined financial targets set annually by the Committee and individual performance. For 1997, the targets were based on achieving certain Corporation pre-tax levels of income. The objective is to reward executives for meeting the predetermined targets and to incentivize them to achieve above-average earnings by attaining superior financial results for the Corporation and the stockholders.

Equity Participation - Nonqualifying stock option awards are granted annually based on performance and serve as an incentive to enhance stockholder value. Options are issued to executive officers, (as well as other line officers and key employees) who have substantial responsibility for the manage-ment and growth of the Corporation. Options granted are evidenced by an agree-ment setting forth the number of shares awarded, and such other terms and conditions as determined by the Committee. Options generally vest and become exercisable in annual installments of twenty-five percent of the shares covered by each grant commencing on the first anniversary of the grant date and expire five years from the grant date. In setting the size of grants for the CEO and other executives, the Committee considers their position, individual performance, stock options presently held, and the total number of shares available for issuance under the Corporation's stock option plan.

Compensation of the CEO.
-----------------------

The annual salary for the CEO is established by the Audit/Compensation Committee using the same criteria as discussed above for the executive officers. The CEO's annual incentive compensation payment is determined by the Committee based entirely on targets for the Corporation's pre-tax income. The amount of stock options granted to the CEO are intended to align the future rewards of the CEO with the interests of the stockholders.

      Peter A. Bracken has served as CEO and President of the Corporation since May 1996. Mr. Bracken's salary for fiscal year 1997 was $300,000. Mr. Bracken's cash award for fiscal year 1997 (shown in the Bonus column of the Summary Compensation Table) was determined based on the Corporation's performance with respect to the targets for 1997 pre-tax profits. Mr. Bracken was also awarded stock options upon joining the Corporation in May 1996. In June 1997, the Committee determined it would be in the best interests of the Corporation and its stockholders to accelerate the vesting of Mr. Bracken's unexercised options. As amended, options for 30,000 shares of CDSI Common Stock granted to Mr. Bracken in May 1996 will be fully exercisable as of May 13, 1998.

Tax Compliance Policy.
---------------------

Section 162(m) of the Internal Revenue Code generally limits to $1,000,000 the tax deductible compensation paid to the CEO and to each of the four highest-paid executives employed as executive officers on the last day of the fiscal year. However, the limitation does not apply to performance-based compensation provided certain conditions are satisfied. The Committee does not anticipate that in the foreseeable future any officer of the Corporation will earn compensation in excess of $1 million that would not qualify as performance-based compensation. Therefore, the Committee has not yet determined a policy with respect to Section 162(m). The Committee intends to review the implications of Section 162(m) when it becomes more relevant with respect to the Corporation's executive compensation policies.



                                          The Audit/Compensation Committee

                                          Hilliard W. Paige, Chairman
                                          Paul R. Ignatius
                                          James A. Parker


      (e)   Compensation of directors
            -------------------------

            Directors who are employees receive no additional compensation for serving as directors. All non-employee directors receive fees for each meeting of the Board of Directors they attend, and those non-employee directors who also serve as members of the Executive and Audit/Compensation Committees of the Board of Directors receive a monthly retainer. These fees were increased by the Board of Directors effective February 1, 1997. Dr. Hoxeng receives travel expenses in addition to $2,200 per Board meeting attended ($8,800 annually). Messrs. Paige, Ignatius and Parker receive $1,200 per Board meeting attended and a monthly retainer of $1,300 per month for services rendered as members of the Executive and Audit/Compensation Committees ($20,400 annually).

            Pursuant to the Corporation's 1991 Long-Term Incentive Plan (the "Plan"), non-employee directors of the Corporation also are granted stock options upon being named a director and thereafter on an annual basis. In the fiscal year ended June 30, 1997, each non-employee director was granted options to purchase 1,500 shares. The options become exercisable one year after the date of grant and expire five years from the date of grant.

      (f)   Five-year stockholder return comparison
            ---------------------------------------

            Set forth below is a chart comparing the cumulative stockholder return on the Corporation's Common Stock, on an indexed basis, against the cumulative total returns of the Nasdaq Stock Market - U.S. Index and the S&P Computer Software and Services Index for the period of the Corporation's last five fiscal years (June 30, 1992 = 100):

                                                              CUMULATIVE TOTAL RETURN
                                                    ----------------------------------------
                                                      6/92    6/93    6/94    6/95    6/96    6/97

Computer Data Sys Inc                      CDSI        100     183     269     217     443     586

NASDAQ STOCK MARKET (U.S.)                 INAS        100     126     127     169     218     265

S & P COMPUTERS (SOFTWARE & SERVIES)       ICSF        100     148     167     260     347     577


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)   Information with respect to certain stockholders
            ------------------------------------------------

            The stockholders named in the following table are those known to the Corporation to be the beneficial owners of 5% or more of the Corporation's Common Stock. Unless otherwise indicated, the information is as of July 29, 1997. For purposes of this table, and as used elsewhere in this Proxy Statement, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Corporation believes that each individual owner listed below exercises sole voting and dispositive power over their shares.

                                                                                      PERCENTAGE OF
                                             AMOUNT OF BENEFICIAL                      OUTSTANDING
NAME AND ADDRESS                              OWNERSHIP (SHARES)                      COMMON STOCK
----------------                             ------------------------------------------------------
FMR Corporation                                    623,600    (1)                           9.93%
82 Devonshire Street
Boston, Massachusetts  02109

Calvin S. Koonce                                   445,106    (2)                           7.09%
6229 Executive Boulevard
Rockville, Maryland  20852

Dimensional Fund Advisors, Inc.                    371,400    (3)                           5.92%
1099 Ocean Avenue
11th Floor
Santa Monica, California  90401

Avenir Corporation                                 342,800    (4)                           5.46%
1725 K Street, N.W.
Suite 410
Washington, D.C.  20006

__________________________________

(1) As reported on Schedule 13G, dated June 9, 1997. Includes sole dispositive power over 623,600 shares. FMR Corp. beneficially owns the shares through its wholly-owned subsidiary, Fidelity Management and Research Corporation ("Fidelity"), an investment adviser to several investment companies registered under the Investment Corporation Act of 1940 that own shares of CDSI (the "Fidelity Funds"). The Board of Trustees of the Fidelity Funds has the authority to vote or direct the voting of the shares under written guidelines established by the Board of Trustees of the Fidelity Funds. FMR Corp. through control of Fidelity, and each of the Fidelity Funds has sole power to dispose of shares held by the Funds. Mr. Edward C. Johnson, Chairman of FMR Corp., reported in the statement on Schedule 13G sole dispositive power with respect to the shares owned by FMR Corp.
(2) As reported on Schedule 13D, dated April 27, 1992. Number of shares adjusted to reflect the August 1993, 2-for-1 stock split effected in the form of a dividend.
(3)  As reported on Form 13F-E, dated April 18, 1997.
(4)  As reported on Schedule 13G, dated May 16, 1997.

      (b)   Securities ownership of directors and executive officers
            --------------------------------------------------------

            The following table sets forth certain information regarding beneficial ownership of the Corporation's Common Stock as of July 29, 1997 by:
(i) each director of the Corporation, (ii) each executive officer named in the table above labeled Summary Compensation Table, and (iii) all directors and executive officers of the Corporation as a group. This table is based on information provided by the Corporation's directors and executive officers. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons exercises sole voting and dispositive power over his or her shares.


 NAME OF                                           AMOUNT OF                           PERCENTAGE
BENEFICIAL                                         BENEFICIAL                        OF OUTSTANDING
  OWNER                                            OWNERSHIP                          COMMON STOCK
-----------                                        ----------                        ---------------
Peter A. Bracken                                    11,000                                 *
Thomas A. Green                                     31,753   (1)                           *
James W. Henderson                                 111,011                               1.76%
Raymond B. Hoxeng                                   33,500   (2)                           *
Paul R. Ignatius                                    12,700   (3)                           *
Clifford M. Kendall                                269,536   (4)                         4.29%
Mary Ann Mayhew                                     22,190   (5)                           *
Hilliard W. Paige                                   18,500   (6)                           *
James A. Parker                                      9,011   (7)                           *
Wyatt D. Tinsley                                    43,563   (8)                           *

All directors & executive
officers as a group
(13 persons)                                       587,705   (9)                         9.36%

____________________________

*  Less than one percent

(1) Includes 20,250 shares subject to acquisition by the exercise of options exercisable within 60 days.
(2) Includes 1,500 shares subject to acquisition by the exercise of options exercisable within 60 days. Shares are held in two revocable trusts, one in Dr. Hoxeng's name (20,000 shares) and one in the name of Dr. Hoxeng's spouse (12,000 shares). Dr. Hoxeng and his spouse are co-trustees of both trusts.
(3) Includes 6,500 shares subject to acquisition by the exercise of options exercisable within 60 days.
(4) Includes 120,364 shares held by Mr. Kendall's spouse and 9,250 shares subject to acquisition by the exercise of options exercisable within 60 days.
(5) Includes 18,250 shares subject to acquisition by the exercise of options exercisable within 60 days.
(6) Includes 6,500 shares subject to acquisition by the exercise of options exercisable within 60 days.
(7) Includes 6,500 shares subject to acquisition by the exercise of options exercisable within 60 days.
(8) Includes 21,500 shares subject to acquisition by the exercise of options exercisable within 60 days.
(9) Includes 105,125 shares subject to acquisition by the exercise of options exercisable within 60 days.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV
                                     -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

      (a)         Index to Consolidated Financial Statements
                  ------------------------------------------

      Data submitted herewith under Item 8:

            Report of Independent Auditors

            Consolidated Statements of Income for the years ended June 30, 1997, 1996, and 1995

            Consolidated Balance Sheets as of June 30, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, and 1995

            Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996, and 1995

            Notes to Consolidated Financial Statements for the years ended June 30, 1997, 1996, and 1995

      Schedules otherwise required to be listed under Item 14(d) are inapplicable and therefore have been omitted.

      (b)   Reports on Form 8-K
            -------------------

            On May 30, 1997, the Corporation filed a current Report on Form 8-K pursuant to Item 5 thereof, reporting the execution of a definitive agreement for the Corporation's acquisition of Analytical Systems Engineering Corporation (ASEC).

            On June 27, 1997, the Corporation filed a current Report on Form 8-K pursuant to Item 2 thereof, reporting the closing of the Corporation's acquisition of ASEC. An amendment to this Form 8-K was filed on August 29, 1997.

      (c)   Exhibits
            --------

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

     10.1 Certificate of Limited Partnership and Limited Partnership Agree-ment - M/GA Fields Roads Limited Partnership included as an exhibit on Form 8 to Form 10-K filed March 1, 1989 are incorporated herein by reference.

     10.2 1991 Long-Term Incentive Plan, as amended and restated as of July 12, 1994, included as an exhibit to the Corporation's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

     10.3 Incentive Compensation Plan, restated as of July 1, 1994, included as an exhibit to the Corporation's Form 10-K Annual Report for the fiscal year ended June 30, 1994, filed September 28, 1994, is incorporated herein by reference.

     10.4 U.S. Department of Education Contract No. PM94017001 (portions of which are subject to an Order for Confidential Treatment pursuant to Rule 24b-2) included as an exhibit to the Form 10-Q/A filed August 24, 1994 is incorporated herein by reference.

      *11   Statement re: Computation of Per Share Earnings.

      *21   Significant Subsidiaries of the Corporation.

      *23   Consent of Ernst & Young LLP, Independent Auditors.

      *27   Financial Data Schedule.


___________________

    *   =   Filed herewith.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland on September 29, 1997.

                                    Computer Data Systems, Inc.



                                      /s/ Peter A. Bracken
                                   By ------------------------
                                      Peter A. Bracken
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                 Title                              Date
---------                                 -----                              ----


/s/ Peter A. Bracken
---------------------------               President and Chief Executive      September 29, 1997
Peter A. Bracken                          Officer; Director
                                          (Principal Executive Officer)



/s/ Wyatt D. Tinsley
---------------------------               Executive Vice President and       September 29, 1997
Wyatt D. Tinsley                          Chief Financial Officer;
                                          Director
                                          (Principal Financial and
                                           Accounting Officer)


/s/ Clifford M. Kendall
----------------------------              Chairman of the Board of           September 29, 1997
Clifford M. Kendall                       Directors; Director




Signature                                Title                                      Date
---------                                -----                                      ----



/s/ Raymond B. Hoxeng
----------------------------             Director                                   September 29, 1997
Raymond B. Hoxeng



/s/ Hilliard W. Paige
----------------------------             Director                                   September 29, 1997
Hilliard W. Paige



/s/ Paul R. Ignatius
----------------------------             Director                                   September 29, 1997
Paul R. Ignatius



/s/ James A. Parker
----------------------------             Director                                   September 29, 1997
James A. Parker



/s/ James W. Henderson
----------------------------             Director                                   September 29, 1997
James W. Henderson

                                  EXHIBIT INDEX

                                                                 Page Number
                                                                 -----------


      11     Statement re: Computation of Per Share Earnings.         47

      21     Significant Subsidiaries of the Corporation.             48

      23     Consent of Ernst & Young LLP, Independent Auditors.      49

      27     Financial Data Schedule.                                 N/A