Form 10-Q
period 1997-09-30
COMPUTER DATA SYSTEMS INC
filed 1997-11-14
CIK 22989

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q



                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997
                                                ------------------

                           Commission file number 1-6002
                                                 ------

                            COMPUTER DATA SYSTEMS, INC.
                    ------------------------------------------

               (Exact name of registrant as specified in its charter)


          MARYLAND                                           52-0882982
---------------------------                                 ------------
(State or other jurisdiction                            (IRS Employer ID No.)
of incorporation or organization)

ONE CURIE COURT
ROCKVILLE, MARYLAND                                           20850-4389
----------------------------------------                     ------------
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


Yes  X   No
    ---     ---

      The number of outstanding shares of the registrant's Common Stock, par value $0.10 per share, was 6,286,799 on November 6, 1997.

                          PART I  -  FINANCIAL INFORMATION
                          --------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            COMPUTER DATA SYSTEMS, INC.
                         Consolidated Statements of Income
                                    (Unaudited)

                                                                                 For the Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------

                                                                             1997                        1996
                                                                             ----                        ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  92,519,100               $  70,073,200
                                                                        -------------               -------------

Costs and Expenses:
  Salaries, wages and benefits  . . . . . . . . . . . . . . . . . .        47,903,300                  35,420,700
  Subcontractors  . . . . . . . . . . . . . . . . . . . . . . . . .        27,082,000                  24,521,000
  Travel, relocation and subsistence  . . . . . . . . . . . . . . .         1,977,300                     638,300
  Rental of space and equipment   . . . . . . . . . . . . . . . . .         1,046,800                     287,400
  Depreciation and amortization   . . . . . . . . . . . . . . . . .         1,993,800                     934,700
  Other operating and administrative costs  . . . . . . . . . . . .         7,180,800                   3,652,900
                                                                        -------------               -------------
       Total Costs and Expenses   . . . . . . . . . . . . . . . . .        87,184,000                  65,455,000
                                                                        -------------               -------------

Income from operations  . . . . . . . . . . . . . . . . . . . . . .         5,335,100                   4,618,200
Interest income and expense, net  . . . . . . . . . . . . . . . . .          (756,600)                     14,200
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .          (161,200)                          0
                                                                        -------------               -------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .         4,417,300                   4,632,400

Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .         1,976,100                   1,846,700
                                                                        -------------               -------------


Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,441,200               $   2,785,700
                                                                        =============               =============


Net income per common share . . . . . . . . . . . . . . . . . . . .     $         .38               $         .46
                                                                        =============               =============

Dividends per common share  . . . . . . . . . . . . . . . . . . . .     $         .06               $         .06
                                                                        =============               =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                            Consolidated Balance Sheets
                                                                       September 30,                 June 30,
                                                                            1997                       1997
Assets                                                                   Unaudited                    Audited
------                                                                   ---------                    -------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .    $    7,235,400               $    4,330,000
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . .        86,372,400                   87,916,900
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .         2,993,600                    4,660,400
  Income tax refunds receivable   . . . . . . . . . . . . . . . . .         1,749,700                    2,424,800
  Prepaid expenses and deposits   . . . . . . . . . . . . . . . . .         2,265,300                    2,254,100
                                                                       --------------               --------------
        Total Current Assets  . . . . . . . . . . . . . . . . . . .       100,616,400                  101,586,200

Long-term investments . . . . . . . . . . . . . . . . . . . . . . .         2,485,000                    2,406,600
Land, building and equipment  . . . . . . . . . . . . . . . . . . .        30,929,100                   30,767,800
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . .        48,245,900                   48,811,900
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,609,200                    3,877,500
                                                                       --------------               --------------
        Total Assets  . . . . . . . . . . . . . . . . . . . . . . .    $  185,885,600               $  187,450,000
                                                                       ==============               ==============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . .    $   28,975,800               $   32,288,800
  Accrued wages and related benefits  . . . . . . . . . . . . . . .        19,601,300                   17,088,600
  Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . .         6,854,400                    6,854,400
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .           494,600
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .                 0                      274,900
                                                                       --------------               --------------
        Total Current Liabilities   . . . . . . . . . . . . . . . .        55,926,100                   56,506,700
                                                                       --------------               --------------
Long-Term Liabilities:
  Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        39,432,000                   41,145,600
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . .         4,583,400                    4,633,800
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .         3,879,800                    5,726,800
                                                                       --------------               --------------
        Total Long-Term Liabilities   . . . . . . . . . . . . . . .        47,895,200                   51,506,200
                                                                       --------------               --------------
Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . .           664,700                      503,500
                                                                       --------------               --------------
Stockholders' Equity:
  Common Stock, par value $.10  . . . . . . . . . . . . . . . . . .           628,700                      626,000
  Capital in excess of par value  . . . . . . . . . . . . . . . . .        17,469,300                   16,553,400
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .        63,301,600                   61,754,200
                                                                       --------------               --------------
        Total Stockholders' Equity  . . . . . . . . . . . . . . . .        81,399,600                   78,933,600
                                                                       --------------               --------------
        Total Liabilities and Stockholders' Equity  . . . . . . . .    $  185,885,600               $  187,450,000
                                                                       ==============               ==============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                                                           For the Three Months Ended
                                                                                                   September 30,
                                                                                           --------------------------
                                                                                            1997                 1996
                                                                                            ----                 ----
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,441,200       $   2,785,700

Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .            1,961,100             934,700
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                    0            (109,100)
     Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .               98,300              16,900
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              161,200                   0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (69,700)            (36,900)

Net cash provided by (used in) changes in operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,219,600          (5,965,700)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . . . . . . . .              (11,100)           (169,600)
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .           (3,046,700)          2,573,700
     Accrued wages and related benefits . . . . . . . . . . . . . . . . . . . .            2,441,200            (983,400)
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .              494,600             349,900
                                                                                       -------------       -------------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . .            6,689,700            (603,800)
                                                                                       -------------       -------------

Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,565,700)           (825,500)
     Purchase of long-term investments  . . . . . . . . . . . . . . . . . . . .             (269,800)           (144,200)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (187,000)            (12,000)
                                                                                       -------------       -------------

Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . .           (2,022,500)           (981,700)
                                                                                       -------------       -------------

Cash flows from financing activities:
     Payment on note payable  . . . . . . . . . . . . . . . . . . . . . . . . .           (1,713,600)                  0
     Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (376,700)           (355,700)
     Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . .              401,500           1,144,000
     Payment of deferred compensation . . . . . . . . . . . . . . . . . . . . .              (73,000)           (266,600)
                                                                                       -------------       -------------

Net cash (used in) financing activities . . . . . . . . . . . . . . . . . . . .           (1,761,800)            521,700
                                                                                       -------------       -------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .            2,905,400          (1,063,800)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .            4,330,000           3,639,600
                                                                                       -------------       -------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .        $   7,235,400       $   2,575,800
                                                                                       =============       =============

The unaudited financial statements presented herein reflect all material adjustments which in management's opinion are necessary for a fair presentation of the interim periods.

                            COMPUTER DATA SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


A.    COMPUTATION OF EARNINGS PER SHARE
      ---------------------------------

      Net income per share of common stock is based on the weighted average number of common and common stock equivalent shares outstanding during each period.

                      Average Number of Shares Outstanding
                      ------------------------------------

      September 30, 1997                                September 30, 1996
      ------------------                                ------------------

          6,433,713                                          6,117,870

B.    OTHER INFORMATION
      -----------------

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

      The transaction is structured to be tax-free to the Corporation's stockholders and accounted for as a pooling of interests. The merger is subject to certain conditions, including without limitation, approval of the merger by a two-thirds vote of the Corporation's stockholders, approval of the issuance of additional shares of ACS Class A Common Stock by ACS' stockholders, and confirmation from the independent accountants for ACS and the Corporation that the transaction should be accounted for as a pooling of interests. With respect to the stockholder votes, all the directors and certain executive officers of both companies have agreed to vote their stock in favor of the transaction. In the case of ACS, such directors and officers have sufficient voting power to satisfy the stockholder vote condition in the Agreement. The directors and officers of the Corporation hold stock representing approximately ten percent of the outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations
                              ---------------------

             September 30, 1997 vs September 30, 1996 - Three Months

      Revenues for the quarter ended September 30, 1997 were $92,519,100 as compared to $70,073,200 in the comparable quarter last year. Revenues in-creased 32%, of which 22% derived from the June 1997 acquisition of Analytical Systems Engineering Corporation (ASEC).

      Costs and expenses grew by 33%, a slightly higher rate compared to the increase in revenues. This was due primarily to $670,300 of amortization of the intangible assets that were created in the ASEC acquisition. The amort-ization expense in the first year is higher than it will be in subsequent years because a portion of the intangible assets were attributed to ASEC's existing contracts. This value is being amortized over the contracts' periods of performance.

      Income from operations increased due to the higher revenues noted above. Operating margins decreased due primarily to the amortization referenced above.

      Interest income and expense, net decreased due to the interest expense of $796,600, arising primarily from the debt incurred to finance the ASEC acquisition.

      The provision for income taxes increased as a result of higher federal and state effective tax rates due to the nondeductibility of the amortization of the intangibles arising from the ASEC acquisition.

      Net income declined from last year's comparable quarter primarily due to the impact of the ASEC acquisition, which resulted in higher amortization expense, interest expense, and effective tax rates.

      The majority of CDSI's contracts provide for annual adjustments on prices. Increases in revenues are primarily the result of increased levels of service and product sales rather than price increases.

                        Comparison of Financial Condition
                        ---------------------------------

                   September 30, 1997 Compared to June 30, 1997

      Total assets were $185,885,600, as compared to $187,450,000 at June 30, 1997, a change of less than 1%. Working capital basically remained stable, decreasing by approximately $389,000 since June 30, 1997. The decrease is attributed primarily to the quarterly debt service on the note payable arising from the ASEC acquisition.

                                    Liquidity
                                    ---------

      As demonstrated on the Consolidated Statement of Cash Flows for the three months ended September 30, 1997, the Company expects to cover investing and financing cash needs from cash flow from operations. Working capital of $44.7 million at September 30, 1997 is substantially unchanged from $45.1 million at June 30, 1997. The improvement in cash from operations is primarily attributable to accounts receivable collections.

      In June 1997, CDSI entered into a bank credit facility, including a $50 million term loan for the purchase of ASEC. The term loan is repayable quarterly based on a seven-year straight-line amortization schedule, with a final maturity in June 2002. In the current quarter, the primary financing activity is the quarterly debt repayment, which was made in September.

      The primary investing activity is capital expenditures. The Company expects capital expenditures to be in the $4,000,000 range for the current fiscal year. The planned expenditures are for completion of the implementation of a subsidiary's contract with the Banco Social de Cordoba, in Cordoba, Argentina and internal use. These expenditures are anticipated to be funded from internally generated working capital and existing credit facilities.

      To provide for short-term fluctuations in cash needs, as well as flexibility for financing future acquisitions, the Company has $25 million available under a three-year revolving line of credit.

                           PART II -- OTHER INFORMATION
                           ----------------------------

ITEMS 1-5.  Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            27   Financial Data Schedule

      (b)   Reports on Form 8-K
            On August 29, 1997, the Corporation filed an amendment to the Form 8-K reporting the closing of the Corporation's acquisition of Analytical Systems Engineering Corporation (originally filed on June 27, 1997).

            On September 25, 1997, the Corporation filed a current report on Form 8-K pursuant to Item 5 thereto, reporting the execution of a definitive agreement for a merger with Affiliated Computer Services, Inc.


                                     SIGNATURE
                                     ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rockville, Maryland on November 14, 1997.


                             COMPUTER DATA SYSTEMS, INC.


                              By  /s/Bradley W. Kopp
                                  ___________________________________
                                  Bradley W. Kopp
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)